Form 10QSB
period 1995-06-30
PMC INTERNATIONAL INC
filed 1995-08-14
CIK 765815

                          FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          JUNE 30, 1995

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number                     0-14937

                              PMC INTERNATIONAL, INC.
                (Exact name of registrant as specified in its charter)

     COLORADO                                                 84-0627374
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  555 17th Street, 14th Floor, Denver, Colorado                       80202
  (Address of principal executive offices)                          (Zip Code)

                        (303) 292-1177
      (Registrant's telephone number, including area code)

                           Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X.   No   .

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of 07-31-95

          Common Stock $0.01 Par Value                  5,540,501
                      Class                           Number of Shares


                                Page 1 of 13 Pages
                         Exhibit Index Begins on Page 11

                    PMC INTERNATIONAL, INC.

                             INDEX

PART I.   Financial Information                                       Page No.

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
            -- June 30, 1995 and December 31, 1994                       3

           Condensed Consolidated Statements of Income                   5
             --Three months ended June 30, 1995
               and June 30, 1994; Six months ended
               June 30, 1995 and June 30, 1994

            Condensed Consolidated Statements of Cash Flow               6
               --Six months ended June 30, 1995
                 and June 30, 1994

           Notes to Unaudited Condensed Consolidated Financial           7
               Statements

Item 2.    Management's Discussion and Analysis of                       8
               Financial Condition and Results
               of Operations

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities                               11

Item 4.   Submission of Matters to a Vote of Securities Holders         11

Item 6.   Exhibits and Reports on Form 8-K                              11


Signatures                                                              12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                (Unaudited)
                                                  June 30,       December 31,
                                                    1995             1994

CURRENT ASSETS

  Cash and cash equivalents                      $  174,488     $  139,918
  Receivables
    Receivable from customers                        15,458          4,196
    Investment management fees                       28,443         71,818
      Other receivables                             119,532         81,210
    TOTAL                                           337,921        297,142

SECURED DEMAND NOTE                                 225,000        225,000

FURNITURE AND EQUIPMENT, at cost,
   net of accumulated depreciation of
   $252,664 and $206,664                            425,494        340,669

PREPAID EXPENSES AND OTHER ASSETS                   234,693        230,114

GOODWILL (net of amortization of $40,843
     and $29,173)                                   309,157         320,827

LONG TERM NOTE RECEIVABLE                         1,012,846      1,166,181
    TOTAL ASSETS                                 $2,545,111     $2,579,933









See notes to unaudited condensed consolidated financial statements.

                     PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                       LIABILITIES AND SHAREHOLDERS' EQUITY


                                          (Unaudited)
                                             June 30,        December 31,
                                               1995               1994

CURRENT LIABILITIES
  Accounts payable                         $   586,976        $  604,092
  Accrued expenses                             644,884           712,857
  Other liabilities                            238,244           106,990
  Deferred revenue                             435,717           374,001
  Notes payable to shareholders                 50,000            45,000
  Convertible bridge notes payable             300,000               -
  Liabilities subordinated to claim of
    general creditors                          225,000           225,000
    TOTAL LIABILITIES                        2,480,821         2,067,940



SHAREHOLDERS' EQUITY
  Preferred stock - no par value - authorized
    5,000,000 shares; issued and outstanding,
    349,017 shares and 349,017 shares          872,543          872,543
  Common stock, $.01 par value - authorized,
    50,000,000 shares, issued and outstanding,
    5,540,501 shares and 5,540,501 shares      276,564          276,564
  Additional paid-in capital                 3,637,689        3,637,689
  Accumulated deficit                       (4,722,506)      (4,274,803)
    TOTAL SHAREHOLDERS' EQUITY                  64,290          511,993

TOTAL                                       $2,545,111       $2,579,933







See notes to unaudited condensed consolidated financial statements.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                  Three Months Ended         Six Months Ended
                                        June 30,                 June 30,
                                   1995         1994         1995       1994

REVENUE:
   Investment management fees  $2,092,085   $2,116,541   $4,183,853  $4,240,632
   Trading income                  16,791       23,047       52,477     251,758
   Other income                    76,458       62,696      180,172     170,473

    Total revenue               2,185,334     2,202,284   4,416,502   4,662,863

EXPENSES:
  Investment manager and
     other fees                 1,193,269    1,182,888    2,351,005   2,342,453
  Salaries and benefits           550,227      568,280    1,084,013   1,139,816
  Clearing charges and user
     fees                         184,301      252,328      386,865     555,276
  Advertising and promotion       178,700      119,415      277,621     226,010
  General and administrative      100,735      189,701      206,168     405,453
  Office supplies and expense      42,668       41,536       85,976      75,055
  Occupancy and equipment costs   144,123       81,467      276,670     158,302
  Professional fees               145,825      130,330      195,887     191,054

    Total expenses              2,539,848    2,565,945    4,864,205   5,093,419


NET LOSS BEFORE
  INCOME TAXES                  $(354,514)   $(363,661)   $(447,703)  $(430,556)
DEFERRED INCOME TAX BENEFIT         -               -           -        11,594

NET LOSS                        $(354,514)   $(363,661)   $(447,703)  $(418,962)

NET LOSS PER COMMON SHARE       $   (0.07)   $   (0.07)   $   (0.09)  $   (0.08)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING     5,540,501    5,537,914    5,540,501   5,537,654



See notes to unaudited condensed consolidated financial statements.

                  PMC INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)

                                                         Six Months Ended
                                                               June 30,
                                                          1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                    $(447,703)  $(418,962)
  Adjustments to reconcile net income/(loss) to
   net cash provided by (used in) operating activities:
      Deferred income tax benefit                            -       (11,594)
      Accretion of discount on notes receivable          (40,998)    (36,285)
      Loss on sale of marketable securities                            2,201
      Depreciation and amortization                       57,670      47,670
      Changes in operating assets
         and liabilities
         Receivable from customers                       (11,262)     72,891
         Investment management fees receivable            43,375      18,676
         Other receivables                               (38,322)    (68,231)
         Prepaid expenses and other assets                (4,579)    (94,388)
         Accounts payable                                (17,116)     64,147
         Accrued expenses                                (67,973)     84,985
         Other liabilities                               131,254     (13,249)
         Deferred revenues                                61,716      84,322

         Net cash provided by (used in)
           operating activities                         (333,938)   (267,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and equipment                  (130,825)   (128,286)
   Reduction of long-term note receivable                194,333     152,748
   Proceeds from sale of marketable securities               -        50,262

       Net cash provided by investing activities          63,508      74,724

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable to shareholders                           5,000        -
   Issuance of convertible
    promissory notes                                     300,000        -

       Net cash provided by financial activities         305,000        -

NET INCREASE (DECREASE) IN CASH                           34,570    (193,093)

CASH, at beginning of period                             139,918     407,444
CASH, at end of period                                  $174,488    $214,351

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid for interest                                $18,669     $12,441

See notes to unaudited condensed consolidated financial statements.

                     PMC INTERNATIONAL, INC. AND SUBSIDIARIES

       Notes to Unaudited Condensed Consolidated Financial Statements


                            BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consist-ing of normal accruals and elimination of intercompany accounts and transactions) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

                               SUBSEQUENT EVENTS

     On July 31, 1995 PMC International, Inc. announced the completion of a subordinated debt agreement with Bedford Capital Financial Corporation, an international merchant bank with offices in Nassau, Bahamas; Toronto, Ontario; New York; and London, England and whose stock is publicly traded on the Toronto Stock Exchange and in London.

     Under the terms of the agreement, Bedford has purchased from PMCI a US $1.2 million, subordinated debenture, with an option to purchase an additional US $1.8 million debenture under the same terms and conditions. The option is subject to PMCI achieving certain objectives.

     As additional consideration for making the loan, PMCI has issued to Bedford stock warrants which will allow Bedford to purchase shares of PMCI common stock, over the next ten years, at US $1.00 per share although the warrants must be exercised earlier if PMCI meets certain earnings tests. A warrant has been and will be issued for each dollar of subordinated debt received by PMCI.

     Ladenberg, Thalmann & Co., Inc. acted as advisor to PMC International, Inc. in connection with this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Analysis

     PMC International, Inc.'s ("PMCI") consolidated revenues are generated through its subsidiaries Portfolio Management Consultants, Inc. ("PMC") and Portfolio Brokerage Services, Inc. ("PBS"). These revenues are primarily derived from fees charged to clients for certain investment advisory, broker-dealer, portfolio administration and reporting services ("Investment Management Fees") which generally are collected in advance on a quarterly basis from each of its clients. PMCI's Investment Management Fees, which are collected as a percentage of client assets, are impacted by both net assets under management and the performance of the equity and fixed income markets. During the first six months of 1995 the U.S. equity markets, as measured by the Standard & Poors 500 Stock Index, increased in value by 20.2% and the U.S. bond markets, as measured by Lehman Brothers Government and Corporate Bond Index, increased by 11.5%. PMCI's net assets under management at June 30, 1995 were comprised of approximately 65% in the equity markets and 35% in the fixed income markets. PMCI's Investment Management Fees for the six months ending June 30, 1995 were $4,183,853 vs. $4,240,632 for the same period in 1994. The decline is due to partial fees collected on new accounts which were $114,000,000 in the first quarter of 1994 vs. $23,000,000 in the first quarter of 1995. PMCI's robust first quarter of 1994 was mainly from the addition of a major relationship.

     The Company's total revenues for the first six months of 1995 were $4,416,502 vs. $4,662,863 for the same period in 1994 representing a 5% decrease which is largely the result of discontinuation of principal trading activities in April of 1994. Revenues generated from principal trading in the first quarter of 1994 were approximately $200,000.

     PMCI's total expenses for the six months ended June 30, 1995, were $4,864,205 as compared to $5,093,419 in total expenses for the corresponding period in 1994. That portion of the Investment Management Fees paid to investment advisers who render specific investment advice on a discretionary basis ("Portfolio Manager") and broker dealer and/or investment adviser agents who service the client ("Financial Adviser") for these periods accounted for 48% and 46% respectively of total expenses.

     PMCI losses of $447,703 for the first six months of 1995 were mainly attributable to:

     1.  Developmental costs of the Allocation Manager             $133,500
     2.  Fund-raising efforts                                        73,000
     3.  SEC investigation                                           90,000
     4.  Additional one-time custody expenses                        50,000
                                                                   --------
                                                                   $346,500

     The addition of approximately 9,000 square feet of office space to the Company's already existing 9,000 square feet in July of 1994 accounts for the Company's increased rent expense for the six months ended June 30, 1995 as compared to the comparable period in 1994.

Management Discussion

     The first six months of 1995 were significant for PMCI. As disclosed in the "subsequent events" section of this report, a new investor/partner joined PMCI, both as an investor and as members of the Board of Directors. PMCI's President and founder, Kenneth S. Phillips, was named Chief Executive Officer in addition to his continuing role as President. Although much of management's time during 1995 has been spent working with PMCI's investment banker, Ladenberg, Thalman & Co., Inc., in connection with the Bedford Capital financing, management believes a valuable partnership has been forged with Bedford which will contribute greatly to PMCI's future development plans.

     Also during the first half of 1995 extensive progress was made in the development and marketing of PMC's new PC based mutual fund wrap-fee product, Allocation ManagerTM ("AM"TM). Targeted at the proprietary bank and insurance company mutual fund markets, management is very encouraged by the industry's preliminary response to the product and believes AMTM will have a significant impact on future revenues and earnings. In connection with PMC's efforts with AMTM, Ms. Carolyn Kling recently joined the firm to direct domestic marketing and business development. Formerly President of Transamerica Fund Management Company and Senior Vice President of Putnam Investments, Ms. Kling is well known and respected throughout the bank, insurance and financial planning industries.

     As discussed in PMCI's 1994 Form 10-KSB, the ongoing investigation by the U.S. Securities and Exchange Commission ("SEC") of PMC trading practices that were terminated in 1994 has cost the firm significantly. Aside from the $90,000 in direct professional fees expended during the first half of 1995, business development efforts and new customer sales slowed as a result of the firm's precarious financial condition. PMCI's new relationship with Bedford Capital resolves the financial aspect of the problem. We are also hopeful that current settlement discussions with the Central Regional Office of the SEC will resolve the other half of this issue. Of course, no assurance can be offered regarding these discussions.

     PMCI continues to receive the vast majority of its revenues from its wholly owned subsidiary Portfolio Management Consultants, Inc., ("PMC").
PMC is one of the industry's largest providers of privately managed account and "wrap-fee" services. Targeted towards middle market investors with between $500,000 and $50 million, PMC distributes its services through a large network of banks, insurance companies and independent financial planners, both under its own name and pursuant to private label agreements. PMC has little direct competition in this area although the sales people marketing its programs compete with brokerage firms, banks and money managers. Lack of capital has limited PMC's recent expansion although traditionally PMC has enjoyed robust growth as a result of its many marketing and distribution agreements.

Liquidity and Capital Resources

     The five year subordinated debenture agreement with Bedford Capital Financial Corporation provided $1,200,000 in cash to PMCI on July 31. PMCI will use this cash to fund further development of its new products, as well as retiring $300,000 of bridge subordinated debt which was raised in March to fund cash flow deficiencies.

PART II. OTHER INFORMATION

  Item 3.     DEFAULTS UPON SENIOR SECURITIES

         Holders of Preferred Stock are entitled to receive dividends at a rate of $0.325 per share per annum (equal to 13% of the purchase price per share attributable to the Preferred Stock). Dividends are payable semi-annually on January 15 and July 15 in each year. Dividends accrue from the date of the Preferred Stock issuance and are cumulative. Upon liquidation or dissolution of the Company, holders of Preferred Stock are entitled to a preference over the holders of Common Stock in an amount per share equal to the original purchase price attributed to a share of Preferred Stock ($2.50) plus all unpaid cumulative dividends. The Preferred Stock is non-participating and the holders of Preferred Stock have no preemptive rights and no voting rights except as may be required by Colorado law. At the option of the Company, the Preferred Stock may be redeemed in whole, or in part, at a price of $2.75 per share, plus unpaid cumulative dividends. Redemption can only occur if certain conditions regarding the bid prices of the Company's common stock and the Company's after-tax earnings are met. As of July 15, 1995, cumulative dividends in arrears totalled $470,146.

  Item 4.  SUBMISSION OF MATTERS TO A  VOTE  OF  SECURITIES HOLDERS

           None

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

           A.   Number      Exhibit                           Page Number

                 (2)        Financial Data Schedule                13

           B. An 8-K Report was filed on August 11, 1995 regarding the completion of the subordinated debt agreement from Bedford Capital Financial Corporation and the resultant changes in control of registrant and resignation of registrant's directors.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             PMC INTERNATIONAL, INC.
                                REGISTRANT



Date:  August 14, 1995       Kenneth S. Phillips
                             _______________________________
                             Kenneth S. Phillips
                             President, Chief Executive Officer



Date:  August 14, 1995       Vali Nasr
                             ______________________________
                             Vali Nasr
                             Chief Financial Officer