Form 10QSB
period 1995-09-30
PMC INTERNATIONAL INC
filed 1995-11-14
CIK 765815

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1995


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________
Commission file number 0-14937
                       PMC INTERNATIONAL, INC.
    (Exact name of small business issuer as specified in its charter)

           COLORADO                           84-0627374
  (State or other jurisdiction of            (IRS Employer
   incorporation or organization)             Identification No.)

  555 17th Street, 14th Floor, Denver, Colorado     80202
       (Address of principal executive offices)    (Zip Code)

                          (303) 292-1177
          (Issuer's telephone number, including area code)


                             Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1995.

Common Stock $0.01 Par Value                 5,555,713
                 Class                     Number of Shares

Transitional Small Business Disclosure Format
   Yes          No    X

                        Page 1 of 15 Pages
                     Exhibit Index on Page 13

                    PMC INTERNATIONAL, INC.

                             INDEX


PART I.   Financial Information                          Page No.

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
          -- September 30, 1995 and December 31, 1994        4

          Condensed Consolidated Statements of Income        5
          -- Three months ended September 30, 1995 and September 30, 1994; Nine months ended
             September 30, 1995 and September 30, 1994

          Condensed Consolidated Statements of Cash Flow     6
          -- Nine months ended September 30, 1995
             and September 30, 1994

           Notes to Unaudited Condensed Consolidated
              Financial Statements                           8

Item 2.   Management's Discussion and Analysis of            9
             Financial Condition and Results of
             Operations

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities                   12


Item 6.   Exhibits and Reports on Form 8-K                  13

Signature Page                                              14

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Note 1)



            PMC INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                 (Unaudited)
                                September 30,     December 31,
                                     1995             1994

CURRENT ASSETS

  Cash and cash equivalents     $  209,697        $  139,918
  Receivables
     Receivable from customers      47,271             4,196
     Investment management fees     22,752            71,818
     Other receivables             117,803            81,210
  TOTAL                            397,523           297,142

SECURED DEMAND NOTE                225,000           225,000

FURNITURE AND EQUIPMENT, at cost,
 net of accumulated depreciation of
 $285,664 and $206,664 (Note 2)    733,180           340,669

PREPAID EXPENSES AND OTHER ASSETS  277,995           230,114

GOODWILL (net of amortization of    46,678
  and $29,173)                     303,322           320,827

LONG TERM NOTE RECEIVABLE          944,073         1,166,181

  TOTAL ASSETS                  $2,881,093        $2,579,933

See notes to unaudited condensed consolidated financial statements

            PMC INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                     (Unaudited)
                                    September 30,     December 31,
                                         1995             1994

LIABILITIES
  CURRENT LIABILITIES
  Accounts payable                   $  732,259        $  604,092
  Accrued expenses                      791,326           712,857
  Other liabilities                      88,355           106,990
  Deferred revenue                      391,444           374,001
  Notes payable to shareholders          23,585            45,000
  Liabilities subordinated to claim
     of general creditors               225,000           225,000
  TOTAL CURRENT LIABILITIES           2,251,969         2,067,940

LONG-TERM DEBT (Note 3)               1,200,000               -0-

  TOTAL LIABILITIES                   3,451,969         2,067,940

SHAREHOLDERS' EQUITY
  Preferred stock, no par value -
  authorized 5,000,000 shares;
  issued & outstanding, 349,017
  shares and 349,017 shares             872,543           872,543

  Common stock, $.01 par value -
   authorized 50,000,000 shares;
   issued and outstanding,
   5,555,713 shares and 5,540,501
   shares                               276,564           276,564
  Additional paid-in capital          3,637,689         3,637,689
  Accumulated deficit                (5,357,672)       (4,274,803)
     TOTAL SHAREHOLDERS' EQUITY        (570,876)          511,993

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                 $ 2,881,093      $ 2,579,933

See notes to unaudited condensed consolidated financial statements.

            PMC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                               Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
REVENUE:                         1995       1994        1995        1994

Investment management fees   $2,243,937  $2,097,370  $6,427,790  $6,338,002
 Trading income                  25,041      19,035      77,518     270,793
 Other income                    81,640      94,835     261,812     265,308

   Total revenue              2,350,618   2,211,240   6,767,120   6,874,103

EXPENSES:
 Investment manager and
   other fees                 1,342,520   1,281,867   3,693,525   3,734,664
 Salaries and benefits          593,269     576,099   1,677,282   1,715,915
 Clearing charges and user
   fees                         188,198     197,481     575,063     655,209
 Advertising and promotion      164,783     154,355     442,404     423,458
 General and administrative     139,939     217,968     346,107     552,099
 Office supplies expense         42,024      30,892     128,000     105,947
 Occupancy and equipment costs  163,903     122,390     440,573     280,692
 Professional fees              351,148     357,064     547,035     563,551

   Total expenses             2,985,784    2,938,116  7,849,989   8,031,535

NET LOSS BEFORE
INCOME TAXES                  $(635,166)  $(726,876) $(1,082,869) $(1,157,432)

DEFERRED INCOME
TAX BENEFIT                        -          -             -          11,594

NET LOSS                      $(635,166)  $(726,876) $(1,082,869) $(1,145,838)

NET LOSS
PER COMMON SHARE                $ (0.12)    $ (0.13)     $ (0.21)    $ (0.21)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                    5,549,595    5,538,637    5,543,902   5,537,654


See notes to unaudited condensed consolidated financial statements.

            PMC INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                      1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                             $(1,082,869)    $(1,145,838)
  Adjustments to reconcile net income/(loss)
  to net cash provided by (used in)
  operating activities:
  Deferred income tax benefit                                       (11,594)
  Accretion of discount on notes receivable          (63,968)       (56,777)
  Loss on sale of marketable securities                               2,201
  Depreciation and amortization                       96,505         74,505
  Changes in operating assets and liabilities
     Receivable from customers                       (43,075)        20,767
     Investment management fees receivable            49,066        156,091
     Other receivables                               (36,593)       (29,136)
     Prepaid expenses and other assets               (47,881)       (35,350)
     Accounts payable                                128,167        411,836
     Accrued expenses                                 78,469        133,344
     Other liabilities                               (18,635)        (5,904)
     Deferred revenues                                 17,44        111,133

  Net cash provided by (used in)
     operating activities                           (923,371)       (374,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment               (471,511)       (201,898)
  Reduction of long-term note receivable             286,076         234,881
  Proceeds from sale of marketable securities                         50,262

     Net cash provided by (used in) investing
       activities                                   (185,435)         83,245

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable to shareholders                       (21,415)
  Issuance of convertible debt                      1,200,000
  Increase to additional paid-in capital                              15,053
     Net cash provided by financing activities      1,178,585         15,053

NET INCREASE (DECREASE) IN CASH                        69,779       (276,424)

CASH, at beginning of period                          139,918        407,444
CASH, at end of period                                209,697        131,020

See notes to unaudited condensed consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                       Nine Months Ended
                                                         September 30,

                                                          1995        1994

  Cash paid for interest                                $44,310      $20,014

See notes to Unaudited Condensed Consolidated Financial Statements

               PMC INTERNATIONAL, INC. AND SUBSIDIARIES
     Notes to Unaudited Condensed Consolidated Financial Statements


Note 1    BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal accruals and elimination of intercompany accounts and transactions) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

Note 2    FURNITURE AND EQUIPMENT

  The Company has invested approximately $320,000 during 1995 in hardware and capitalizable software development related to the Allocation Manager product which is more fully described in the "Management Discussion" section herein. Certain outside services which the Company has utilized in the past are being replaced by internal systems which have required additional capital expenditures of approximately $100,000. The Company provides for depreciation of fixed assets on the straight line and declining balance methods based on estimated useful lives of three to seven years.

Note 3   LONG TERM DEBT

  Effective July 26, 1995, the Company borrowed $1.2 million from Bedford Capital Financial Corporation ("Bedford"). The loan bears interest at the rate of 8.5% per annum and payments of interest only commence in August 1996. The loan is due and payable on July 26, 2000. The loan is secured by all of the Company's assets. In connection with the loan, Bedford received a warrant to purchase 1.2 million shares of the Company's common stock at an exercise price of $1.00 per share at any time prior to July 26, 2000, subject to certain conditions. The warrant can be exercised by Bedford by applying the out-standing balancing of the loan to the exercise price of the warrant.
Bedford also obtained an option to lend an additional $1.8 million to the Company under substantially the same terms as the original loan, until July 1, 1996 or until 30 days after a settlement is reached regarding the pending Securities and Exchange Commission investigation of the Company, whichever occurs first. See the Company's Form 8-K Report filed August 11, 1995 for additional information on the transaction.


Note 4    SUBSEQUENT EVENTS

  On November 1, 1995, David L. Andrus joined the Company as Executive Vice President of PMC International, Inc. ("PMCI") and President of Portfolio Technology Services, Inc. ("PTS"), the Company's wholly-owned subsidiary.
Mr. Andrus has been a member of the Company's Board of Directors since
July of this year.

  Mr. Porter Bibb, Managing Director in the Corporate Finance Department of Ladenburg, Thalmann and Co., Inc. was elected to fill the fifth seat on the PMCI Board of Directors in late September and has become actively involved in that capacity in the fourth quarter.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Financial Analysis

   PMC International, Inc.'s ("PMCI" or "the Company") consolidated revenues are currently generated through its subsidiaries Portfolio Management Consultants, Inc. ("PMC") and Portfolio Brokerage Services, Inc. ("PBS") although investments into its newest subsidiary Portfolio Technology
Services, Inc. ("PTS") are expected to begin generating revenues for the
Company during late 1995 or early  1996.   Currently, the Company's revenues
are primarily derived from fees charged to clients for certain investment advisory, broker-dealer, portfolio administration and reporting services ("Investment Management Fees") which generally are collected in advance on a quarterly basis from each of its clients. PMCI's Investment Management Fees, which are collected as a percentage of client assets, are determined by the net assets under management. Fees are impacted by the extent to which the Company attracts new, or loses existing Clients, the appreciation or depreciation of the U.S. and International equity and fixed income markets, and the type and size of accounts and the corresponding differences in fee schedules.

   During the first nine months of 1995 the U.S. equity markets, as measured by the Standard & Poors 500 Stock Index, increased in value by 29.8% and the U.S. bond markets, as measured by Lehman Brothers Government and Corporate
Bond Index, increased by 13.9%.   PMCI's net assets under management at
September 30, 1995 were comprised of approximately 65% in the equity  markets
and 35% in the fixed income  markets.   PMCI's Investment  Management Fees
for the nine months ending September 30, 1995 were $6,427,790 vs. $6,338,002 for the same period in 1994.

    The Company's total revenues for the first nine months of 1995 were $6,767,120 vs. $6,874,103 for the same period in 1994, representing a 2% decrease which is largely the result of discontinuation of principal trading activities in April of 1994. Revenues generated from principal trading in the first quarter of 1994 were approximately $200,000. Asset growth through the net addition of new Clients and favorable market conditions continue to mitigate the loss of revenues from such trading activities.

    PMCI's total expenses for the nine months ended September 30, 1995, were $7,849,989 as compared to $8,031,535 in total expenses for the corresponding period in 1994. That portion of the Investment Management Fees paid to investment advisers who render specific investment advice on a discretionary basis ("Portfolio Manager"), broker dealer and/or investment adviser agents who service the client ("Financial Adviser") and custodial fees for these periods accounted for 47% of total expenses.

    Of PMCI's loss of $1,082,869 for the first nine months of 1995, a substantial portion was attributable to non-recurring expenses:

  1.  Developmental and start-up marketing costs
        for Allocation Manager                               $  300,000
  2.  Capital-raising efforts                                   255,000
  3.  SEC investigation                                         112,000
  4.  One-time custody expenses                                  50,000
                                                              $ 717,000

  The addition of approximately 9,000 square feet of office space to the Company's already existing 9,000 square feet in July of 1994 accounts for the Company's increased rent expense for the nine months ended September 30, 1995 as compared to the comparable period in 1994.

Management Discussion

    PMCI's financial condition continued to be impacted during the third quarter of 1995 from the effects of an SEC investigation that began in November, 1993 as well as the legal and offering costs associated with capital raising activities discussed last quarter and below. Although management believes it is making progress towards a settlement of the SEC matter, legal fees, corporate down-sizing and the impact of the investigation on the Company's business development efforts during 1994 and much of 1995 are still evident.

    In spite of these difficulties, a number of positive events occurred at PMCI during the third quarter which indicate that the Company has improving prospects for growth and economic stability. First, PMC announced in its second quarter 1995 Form 10-QSB, in the "Subsequent Events" section, that it had completed the initial stage of a two-stage funding with Bedford Capital Financial Corporation ("Bedford"). The funding, which was arranged through the Company's investment banker Ladenburg, Thalmann and Co. Inc., provided an initial injection of $1.2 million, structured as subordinated debt. The debt bears interest at the rate of 8.5% per annum and monthly payments of interest only commence in August 1996. Principal and accrued interest are due in full on July 26, 2000. Bedford also received a warrant to purchase one share of PMCI common stock at $1.00 per share for each dollar of debt. The warrant can be exercised by Bedford by applying PMCI's outstanding debt to the exercise price of the warrant. Under the terms of the funding, Bedford has an option to invest an additional $1.8 million into PMCI under substantially the same terms as the original funding for a period of one year from the date of the July transaction or for a period of 30 days after the settlement of the current SEC matter, whichever occurs first. (For further information on the Bedford funding, see footnote 3 to the Company's interim financial statements, above, and the Company's Form 8-K Report filed August 11, 1995.) If Bedford does not elect to exercise its option to further fund the Company, PMCI Management believes there are other viable prospects for future funding.

   As was also disclosed in the "Subsequent Events" section of the second quarter Form 10-QSB, PMCI's President and founder, Kenneth S. Phillips, was named Chief Executive Officer in addition to his continuing role as President. Also during the third quarter, the Company's former Chairman, Director and Chief Executive Officer left the Company, two of the former Board members stepped down, and three new Board members were appointed. Specifically, Mr. J.W. Nevil Thomas and Mr. Bill Atkinson of Bedford joined
the PMCI Board as did Mr. David L. Andrus.   Also, Mr.  Porter  Bibb,  a
Managing Director in the Corporate Finance Department of Ladenburg, Thalmann and Co., Inc., the Company's investment banking firm, was elected to fill the fifth seat on the PMCI Board of Directors in September, 1995.

   Although much of Management's time during 1995 was dedicated to completing a successful funding, the Company made substantial progress in connection with the completion and release of Allocation Manager - trademark - ("AM"), the Company's PC based mutual fund investment program. Several additions to PMCI's executive staff were made which substantially added to PMCI's management, marketing, product development and sales depth. As disclosed in PMCI's second quarter Form 10-QSB, Ms. Carolyn E. Kling joined PMC (a wholly-owned subsidiary of PMCI) to lead the Company's new business
development, marketing and sales efforts.   Prior to joining PMC, Ms. Kling
was President of Transamerica Fund Management Company. Before joining Transamerica, Ms. Kling was Senior Vice President of Putnam Investments, directing their business development and marketing efforts in the western half of the U.S. Ms. Kling joined PMC as a Senior Vice President and Managing Director and will spend her time developing new sales channels and restructuring the Company's wholesale marketing and domestic sales efforts.

   Also  during the third quarter, Mr. David L. Andrus  joined the Company as a Director, and effective November 1, 1995, became an Executive Vice President of PMCI and President of Portfolio Technology Services, Inc.
("PTS"), a wholly-owned subsidiary  of the Company.   Prior to joining PMCI
and PTS, Mr. Andrus was Chairman of Netwise, Inc., a Boulder, Colorado based, international software development company specializing in "middle ware" development for client server and enterprise applications. Mr. Andrus had been working as a consultant to PMC for the past two years.

   Significant progress was made during the third quarter toward sales of the new AM product which is planned for release during the fourth quarter of 1995. In a joint project with Fidelity Investment's wholly owned subsidiary, National Financial Correspondent Services ("NFCS"), Fund Counselor -trademark-, a customized version of PMC's AM product, was announced for fourth quarter 1995 release. NFCS is marketing Fund Counselor, -trademark- pursuant to a non-exclusive arrangement with PMC, to its more than 225 bank, insurance and regional broker/dealer clients. In addition, Management believes that there are several near-term prospects in connection with the AM product which would be advantageous for the Company. Although it is premature to predict the extent to which AM will impact PMC's revenues and earnings during 1996 and forward, preliminary industry response has been favorable to the product and Management believes its decision to invest in this product during 1995, despite the Company's cash flow difficulties, will prove to be beneficial. However, there can be no assurance that the AM product will prove to be successful or profitable for the Company.

    Also in connection with new product development, the Company agreed with NFCS to provide performance reporting and portfolio accounting to NFCS brokerage clients wishing to receive performance evaluations and reports in addition to their traditional monthly account statements. Known by NFCS clients as the "MAPS Tool Box", the reports will allow clients of NFCS's correspondents who do not otherwise have a relationship with PMC, to benefit from PMC's expertise in the production of high quality, full color reporting. The Company will operate in the nature of a "service bureau" in connection with this product and charge a fee on a per account, per quarter basis.
The fee charged by PMC will not be an asset based fee and PMC will not act as an investment advisor or broker/dealer to these customers. Management believes that the trend in the financial services industry is to place substantial emphasis on reporting and evaluation services, and this additional opportunity to work with NFCS both enhances its relationship with one of the largest financial services company in the world and provides an excellent business opportunity for PMC.

    Professional fees continued to negatively and significantly impact
PMCI's balance sheet during the third quarter.   Although legal fees in
connection with the SEC matter (disclosed in PMCI's 1994 Form 10-KSB and subsequently in each Form 10-QSB), have been decreasing, the legal costs related to the Bedford funding were substantial due to the complicated nature of the transaction. Effective September 1, 1995, the Company hired in-house counsel and Management believes this will help streamline and contain legal expenses. Management is hopeful that a resolution of the SEC matter will be reached in the near term, although there can be no assurances that this will be accomplished, and the restructuring of PMC's Board of Directors and senior management should allow PMCI to focus on new business and product development in the near future.

    PMCI continues to receive the vast majority of its revenues from its
wholly-owned subsidiary PMC.   PMC is primarily an independent provider of
privately managed account and "wrap-fee" services. Targeted towards middle market investors with between $500,000 and $50 million, PMC distributes its services through a network of banks, insurance companies and independent financial planners, both under its own name and pursuant to private label
agreements.   Lack of capital has limited PMC's recent expansion although historically PMC has enjoyed growth in assets under management as a result
of its marketing and distribution agreements.   Ms. Carolyn Kling, PMC's
new Managing Director for business development and sales, is in the process of structuring a new, wholesale marketing effort. In connection with her efforts, Mr. Daniel Shore, formerly the South East U.S. Director of Putnam Investment's marketing group, joined PMC as a Vice President, effective October 1, 1995. Mr. Shore has more than ten years experience in the marketing and selling of financial products. Mr. Shore will be responsible for business development and new sales on the East Coast, where he will be based. PMC plans to add a West Coast representative in the near future.

Liquidity and Capital Resources

    The five year subordinated debt agreement with Bedford Capital Financial Corporation provided $1,200,000 in cash to PMCI on July 31, 1995. PMCI used much of this cash to fund further development of its new products, retire a $300,000 bridge loan which was incurred in March, 1995, fund cash flow deficiencies and purchase the computer hardware and software necessary to support the new product commitments outlined above. The Company hopes to complete the second portion of the Bedford funding in the near future or, if such funding is not completed, continue capital formation efforts and
strengthen the balance sheet as necessary.   The Company continues to
experience a cash flow deficiency which is not expected to be resolved by the Company's continuing operations over the next 3 to 6 months. There can be no assurance that internal or external sources of liquidity will be available to meet the Company's cash flow requirements. In the absence of such funds, PMCI's marketing and sales efforts will be hampered with an expected corresponding decrease in revenues, and an adverse impact on the Company's prospects for profitability. Management believes that the Company's prospects for additional capital have been improved as a result of the third quarter activities described above.

PART II. OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Holders of Preferred Stock are entitled to receive dividends at a rate of $0.325 per share per annum (equal to 13% of the purchase price per share attributable to the Preferred Stock). Dividends are payable semi-annually on January 15 and July 15 in each year commencing July 15, 1991. Dividends accrue from the date of the Preferred Stock issuance and are cumulative. Upon liquidation or dissolution of the Company, holders of Preferred Stock are entitled to a preference over the holders of Common
Stock in an amount per share equal to the original purchase price attributed to a share of Preferred Stock ($2.50) plus all unpaid cumulative dividends. The Preferred Stock is non-participating and the holders of Preferred Stock have no preemptive rights and no voting rights except as may be required by Colorado law. At the option of the Company, the Preferred Stock may be redeemed in whole, or in part, at a price of $2.75 per share, plus unpaid cumulative dividends. Redemption can only occur if certain conditions regarding the bid prices of the Company's common stock and the Company's
after-tax earnings are met.   No preferred dividends have been paid since
July 15, 1991, and as of July 15, 1995, cumulative dividends in arrears totaled $470,146.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 A.       Number                  Exhibit                 Page Number

            (27)          Financial Data Schedule              15

 B. An 8-K Report was filed on August 11, 1995 regarding the completion of the subordinated debt agreement with Bedford
     Capital Financial Corporation and the resultant changes in the management and control of registrant.

                           SIGNATURES


   Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PMC INTERNATIONAL, INC.
                              REGISTRANT



Date:    November 13, 1995        /S/   Kenneth  S. Phillips
                                        Kenneth S. Phillips
                                        President, Chief Executive Officer



Date:    November 13, 1995       /S/    Vali Nasr
                                        Vali Nasr
                                        Chief Financial Officer