Form 10-K
period 1995-12-31
PMC INTERNATIONAL INC
filed 1996-04-15
CIK 765815

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-KSB
(Mark One)

[X]   Annual Report Under Section 13 Or 15(D) Of The Securities Exchange
      Act Of 1934 For The Fiscal Year Ended December 31, 1995
[ ]   Transition Report Under Section 13 Or 15(D) Of The Securities Exchange
      Act Of 1934 For The Transition  Period from       to

Commission File No. 0-14937

                     PMC INTERNATIONAL, INC.
         (Name of small business issuer in its charter)

COLORADO                                             84-0627374
(State of Incorporation)                  (IRS Employer Identification No.)

555 17th Street, 14th Floor, Denver, Colorado                80202
(Address  of  Principal Executive Offices)                (Zip Code)

Issuer's  telephone number:         (303) 292-1177
Securities to be registered pursuant to Section 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:

     Common Stock, $0.01 par value
     (Title of Class)

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the most recent fiscal year were $9,172,479.

The aggregate market value of the voting stock held by non-affiliates of the registrant, 1,102,500 shares based upon the average bid and asked prices of the Registrant's Common Stock on February 29, 1996, as quoted in the National Quotation Bureau was approximately $930,200.

As of March 31, 1996, the Registrant had 5,555,713 shares of common stock issued and outstanding.

           Documents Incorporated by Reference:  NONE

Transitional Small Business Disclosure Format:  Yes       No   X

               PAGE 1 OF 36 PAGES
          EXHIBIT INDEX BEGINS ON PAGE 34

                           FORM 10-KSB

                  YEAR ENDED DECEMBER 31, 1995

                        Table of Contents

                                                                        Page

ITEM 1.   DESCRIPTION OF BUSINESS                                          3

ITEM 2.   DESCRIPTION OF PROPERTIES                                        3

ITEM 3.   LEGAL PROCEEDINGS                                                3

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              3

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER                 3
          MATTERS

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                4
          CONDITION AND RESULTS OF OPERATIONS

ITEM 7.   FINANCIAL STATEMENTS                                            10

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                   10
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL            10
          PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

ITEM 10.  EXECUTIVE COMPENSATION                                          12

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND             15
          MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  16

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                17

SIGNATURES                                                                18

ITEM 1.  DESCRIPTION OF BUSINESS

PMC International, Inc. ("PMCI" or the "Company") is a financial products, consulting and software company that builds investment management products that assist individual investors in the diversification, management and monitoring of their investment portfolios. Through its wholly owned subsidiary Portfolio Management Consultants, Inc. ("PMC"), the Company directly markets its institutional services, although its individual wealth management services are distributed through financial companies such as banks and insurance companies that offer, among other services, "fee based" asset management. Not a money manager itself, PMC's products utilize and/or support the selection of unaffiliated money managers, using various investment vehicles ranging from mutual funds to private portfolio managers, depending upon the size, sophistication and requirements of the investor. PMC's services include investment suitability analysis, portfolio modeling and asset allocation, manager and/or fund selection, portfolio rebalancing, portfolio accounting and performance reporting. The Company's revenues are primarily derived from a percentage of the assets under management, and most software applications utilized by the Company have been developed internally and are proprietary.

The Company's products and services are designed to support financial services companies and their retail sales people in their efforts to market high quality, fully diversified portfolio management programs. Additionally, PMCI's systems fully support the ongoing servicing of these clients, providing them with comprehensive and detailed reporting and monitoring, at competitive fees. The Company's products are structured to attain increased sales productivity, higher client retention and increased profit margins for the firms using its technologies and products. For additional information on the Company's products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Founded in 1986 in Boulder, Colorado, PMCI and its subsidiaries employ a staff of 45 occupying two floors of the Anaconda Tower in downtown Denver, Colorado USA.

ITEM 2.  DESCRIPTION OF PROPERTIES.

The Company leases approximately 20,000 square feet of office space in the Anaconda Tower at 555 17th Street, Denver, Colorado pursuant to a lease which expires in 2001. The Company pays approximately $20,000 per month for its office space.

ITEM 3.  LEGAL PROCEEDINGS.

As reported in prior filings, PMC has since April of 1994 been in discussions with the Central Regional Office of the U.S.
Securities   and   Exchange   Commission   (SEC)   regarding   an
investigation by that office of PMC's former practice of principal trading. Although the matter has not yet been settled with the SEC, Management now believes it is close to reaching a settlement agreement which, without admitting or denying certain SEC allegations, would allow the Company to close this matter. As with any such matter, there is always the possibility that settlement discussions could terminate without the matter reaching acceptable mutual resolution.

PMCI, its subsidiaries, and its Officers have no other material regulatory or civil matters pending. The Company is not engaged in any material litigation, threatened or otherwise, at the time of this filing.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to the vote of security holders during 1995.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to February 1995, the Company's Common Stock was traded on the NASDAQ system. The Company's Common Stock (symbol: PMCI)
and Series A Preferred Stock (symbol: PMCIP) are currently traded in the over-the-counter market in the National Quotation

Bureau's  Listing,  also  known  as  the  Bulletin  Board.    The
following table shows the high and low bid prices of these securities for the periods indicated.

Common Stock
                         High Bid    Low Bid
       Fiscal 1994
       First Quarter      $2.125      $0.875
       Second Quarter     $1.625      $1.00
       Third Quarter      $1.00       $1.00
       Fourth Quarter     $1.00       $1.00

       Fiscal 1995
       First Quarter      $1.25       $0.6875
       Second Quarter     $0.6875     $0.50
       Third Quarter      $1.3125     $0.5625
       Fourth Quarter     $1.625      $0.75

Series A Preferred Stock
                         High Bid    Low Bid
       Fiscal 1994
       First Quarter      $0.625      $0.625
       Second Quarter     $0.50       $0.50
       Third Quarter      $0.313      $0.25
       Fourth Quarter     $0.313      $0.25

       Fiscal 1995
       First Quarter      $0.50       $0.50
       Second Quarter     $0.75       $0.31
       Third Quarter      $1.50       $0.31
       Fourth Quarter     $1.06       $0.75

As of February 29, 1996, the Company had approximately 375 record holders of its Common Stock, and 18 record holders of its Series A Preferred Stock. On July 15, 1992 the Company paid a dividend to the holders of its Series A Preferred Stock. The dividend paid was $.1625 per preferred share for a total dividend paid of approximately $69,000. The Company has not paid preferred dividends since July 15, 1992 and as a result, the preferred dividends cumulated. As of February 29, 1996 cumulated preferred dividends in arrears were $526,862. No dividends may be paid on Common Stock unless dividends payable on the Series A Preferred Stock are current and the Company obtains the consent of Bedford Capital Financial Corporation. No dividends have been paid to date by the Company on its Common Stock and the Company does not anticipate declaring a dividend on the Common Stock in the foreseeable future.

ITEM  6.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Selected Financial Data.

The selected financial data presented below has been derived from the Company's financial statements. This financial information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

                        Balance Sheet Data

                       Year Ended December 31,
                           1995          1994         1993
Total Assets          $2,940,000    $2,580,000   $3,258,000
Total Liabilities     $4,856,000    $2,068,000   $1,515,000

Shareholders' Equity $(1,916,000)   $  512,000   $1,743,000

                  Statement of Operations Data

                       Year Ended December 31,
                           1995          1994         1993
Revenues             $9,172,000    $9,281,000   $8,385,000
Expenses            $11,616,000   $10,511,000   $8,482,000

Net Income (Loss)   $(2,444,000)  $(1,230,000)    $(97,000)

Financial Analysis

PMC   International,  Inc.'s  (PMCI)  consolidated  revenues  are
generated   through   its   subsidiaries   Portfolio   Management
Consultants,  Inc. (PMC), and Portfolio Brokerage Services,  Inc.
(PBS). These revenues are primarily derived from fees charged to clients for certain investment advisory, broker-dealer, portfolio administration and reporting services ("Investment Management Fees") which generally are collected in advance on a quarterly basis from each of its clients. PMC's Investment Management Fees are collected as a percentage of assets under management. Assets under management are impacted by both the extent to which PMC attracts new, or loses existing clients and the appreciation or depreciation of the U.S. and international equity and fixed
income  markets.   In  fiscal 1996 PMCI  will  begin  recognizing
revenues from sales, customization, and maintenance of the software products developed by Portfolio Technology Services, Inc. (PTS), a wholly owned subsidiary.

Investment Management Fees for the year 1995 increased to $8,632,888 from $8,556,518 in 1994. The Company's consolidated revenues for the same period were $9,172,479 versus $9,280,650 for 1994, a decline of 1.2%. This decrease is largely the result of discontinuation of principal trading activities in April of 1994. Revenues generated from principal trading in the first quarter of that year were approximately $200,000. The portion of the Investment Management Fees paid to investment advisers who make specific investment decisions on a discretionary basis ("Portfolio Manager") for the client and broker-dealer, investment adviser agents who service the client ("Financial Adviser") and custodial fees for these periods accounted for $5,139,613 versus $4,967,557 for 1994, representing an increase of 3.5%. PMC's lower margins were a result of several factors including 1) a shift in asset growth from higher margin sales channels to lower margin channels, and 2) larger average new client relationships which pay lower gross fees to PMC. Management has taken steps to increase its marketing efforts relative to its higher margin sales channels. It is also making adjustments to the pricing of larger relationships to increase margins on these accounts.

In April 1994, PMCI issued a public announcement regarding an SEC investigation that began in late 1993. The investigation focused on the firm's principal trading activities. During 1994 the Company expended approximately $800,000 in legal fees and other expenses in connection with this matter. During 1995, legal fees relating to this matter represented an additional $260,000. The Company accrued $465,000 in 1995 as a reserve against estimated settlement expense related to this investigation. Management believes it is close to reaching a final settlement with the SEC in connection with this matter, although no assurance of any kind can be offered. See "Legal Proceedings."

Interest expense, resulting from a bridge loan completed in March 1995, and subordinated debt amounted to $83,000 while depreciation and amortization expenses totaled $171,907 for the period. Non-recurring costs relating to the restructuring of PMCI in July 1995, including investment banking and legal fees, were $190,000; and severance costs in connection with the departure of Mr. Marc Geman, the Company's former Chief Executive Officer, totaled $180,000. To summarize, $255,000 went towards interest, depreciation and amortization while approximately $1,000,000 went towards non-recurring expenses.

Significant changes in PMCI's balance sheet, which impacted PMCI's cash flow requirements, included the capitalization of $419,617 in connection with the development of the Allocation Manager(Trademark) software program and $316,176 of newly acquired fixed assets in connection with hardware and software requirements
for PTS and PMC's operations department.  The   acquisition   of
these  fixed  assets   is   expected   to significantly  lower
operating costs in connection with the management and administration of the Company's managed account products, although the cost reductions are not expected to be fully realized until
the third quarter  of  1996.   During  the interim period, the Company
can be expected to experience higher than normal expenses due to the costs of installing new systems while existing systems are still necessary for operations. Additionally, $179,955 of other fixed assets and leasehold improvements was capitalized.

Liabilities increased substantially over the prior period. Much of the increase was the result of the Company's cash flow difficulties. Accrued expenses, not requiring current cash payment, totaled $794,000, including $465,000 reserved for the estimated expense of a settlement with the SEC. Notes payable increased by $1,600,000 as a result of the Company's financing efforts during 1995.

During the fourth quarter of fiscal 1995, PBS voluntarily discontinued the industry-wide practice of receiving payment for securities trade order flow. Historically, such payments have totaled approximately $100,000 per year.

Liquidity and Capital Resources

PMCI's significant loss of $2,443,555 in 1995 was the result of non-recurring expenses of approximately $1,000,000 and operating loss of approximately $1,400,000. Non-recurring expenses primarily include the SEC estimated settlement accrual and related legal fees, severance pay to an executive officer, and debt issuance costs.

In  July  1995,  the Company borrowed $1.2 million  from  Bedford
Capital  Financial  Corporation  ("Bedford").   The  loan   bears
interest  at the rate of 8.5% per annum and payments of  interest commence in August 1996. The loan is due and payable in July 2000, and is secured by a first lien on all of the assets of the Company. In connection with the loan, Bedford received a Warrant to  purchase 1.2 million shares of the Company's Common Stock  at an  exercise price of $1.00 per share at any time prior  to  July
2005,  subject  to  certain  conditions.   The  Warrant  can   be
exercised by applying the outstanding balance of the loan to the exercise price of the Warrant. In addition, the Warrant must be exercised by Bedford within thirty (30) days of the Company's delivery to Bedford of audited financial statements which show the Company has earned after-tax profits of at least $1,000,000 for two consecutive fiscal years. Bedford also obtained an option to
lend   an   additional  $1.8  million  to   the   Company   under
substantially the same terms as the original loan, until July 1, 1996, or until thirty days after a settlement is finalized
regarding   the   pending  Securities  and  Exchange   Commission
investigation of the Company, whichever occurs first. In addition, the Company granted to Bedford certain other rights in connection with future debt and equity financing. Bedford has a right of first negotiation regarding future fundings, which includes a 30 day exclusive negotiation period, and a right of first refusal to match unsolicited offers for financing, which includes a 30 day notice period.

Also as part of the debt financing, Bedford received certain "mirror option" rights. Such rights entitle Bedford, at its option, to purchase an equal number of shares of Common Stock, at the same price, or in the case of Preferred Stock, at the lower of the exchange price or the average daily closing price for the Common Stock for the preceding 30 trading days, when options or warrants are exercised which were outstanding at the time the Bedford transaction was completed, or upon the conversion of outstanding Preferred Stock for Common Stock. The "mirror option" rights continue until the later of the time the $1.2 million loan is paid in full; the $1.8 million loan, if made, is paid in full; or Bedford owns any Common Stock in the Company. Bedford also obtained certain rights with respect to registration of its stock. So long as Bedford owns any Common Stock, it has two demand registration rights and has continuing piggyback registration rights with respect to other Company offerings. The Company would bear the expense of each registration, exclusive of discounts and commissions.

In February 1995, the Company borrowed $300,000 in conjunction with a private placement debt offering. Investors received a promissory note and a warrant to purchase shares of the Company's Common Stock in an amount equal to the dollar amount of funds loaned to the Company. The warrants are exercisable at $1.62 per share for five years. The promissory notes were repaid in July 1995. In addition, the Company commenced a private placement debt offering whereby $425,000 was borrowed by the Company as of

December 31, 1995. Investors received a promissory note payable in December 1996, bearing interest at 9%. As further consideration, the lenders received a warrant to purchase one share of Common Stock for each dollar borrowed, exercisable at a price of $1.00 per share for a period of five years. Several of the Company's employees participated in this loan.

The Company anticipates a requirement for additional capital to fund losses projected for the first two or three quarters of 1996 and for debt service. Management believes the balance of the Bedford option would largely meet the Company's existing cash flow requirements, although there can be no assurance that Bedford will elect to exercise its option or that the Company's cash requirements would be met if they did. During the first four months of 1996, Bedford made partial exercises of its loan option and loaned an additional $681,000 to the Company, $440,000 of which has been placed in reserve in connection with the proposed SEC settlement. To allow for the possibility that Bedford may not exercise the balance of its option or that the Company would need further funding, the Company has extended the private placement debt offering dated December 14, 1995 and is currently engaged in discussions with several other funding sources. There can be no assurance that internal or external sources of liquidity will be available to meet the Company's cash flow requirements. In the absence of such funds, PMCI's marketing and sales efforts will be hampered with an expected corresponding decrease in revenues, and an adverse impact on the Company's prospects for profitability. See the accompanying audited financial statements.

Company Developments:

1995 was a year of significant restructuring, growth and change for PMCI and its affiliates. Accomplishments for the year include 1) the completion and release of three new products, including Allocation Manager, an asset allocation software program; Style Manager, a portfolio rebalancing and money management strategy; and Managed Asset Reporting Services ("MARS"), a performance reporting service; 2) the initiation of a financial restructuring of the Company, and 3) the successful recruitment of several key employees including Mr. David Andrus as President of PTS and Executive Vice President of PMCI and Ms. Carolyn Kling as Senior Vice President and Managing Director responsible for new business development at PMC. Additionally, the Company's former Chairman and Chief Executive Officer left the firm and PMCI's founder, Kenneth S. Phillips, was elected Chief Executive Officer, in addition to his continuing duties as President.

Product developments lead the Company's list of important accomplishments during 1995. These new products are intended to position PMCI for expansion into different markets and market segments, both domestically and globally, increasing PMCI's potential for renewed growth and profitability. These new products seek to diversify and expand both PMCI's business opportunities and its revenue sources. Although PMC's commitment to the development of these products came at a less than perfect time from a financial perspective, Management considers the products necessary to position the Company for future participation in the increasingly competitive global financial services industry.

PMCI's new products advance the Company from having a single product line with limited applications into a Company with four distinct products, each with their own markets and profit opportunities, serving a broader range of clientele. The ability to diversify product offerings, as well as sources of revenue, should improve PMCI's prospects in the years to come. Additionally, the newly developed products are closely integrated, leveraging existing areas of PMCI expertise and exploiting the economies of scale available through the Company's existing infrastructure.

PMCI has four distinct products serving four distinct market segments. The products are:

1. Private Wealth Management ("PWM"): Operated by PMCI's investment advisor subsidiary Portfolio Management Consultants, Inc. ("PMC"), this privately managed "wrap-fee" program has traditionally been the Company's primary source of revenue. Together with its institutional investment consulting practice, Management believes PWM will continue as the Company's principal revenue source for the next twelve to twenty-four months. Although PWM continues to provide PMC with growth potential, Management now considers this product to be best targeted towards clients with minimum investments approaching $1 million. This represents a shift in strategy from several years ago when PMC encouraged minimum accounts of $100,000.

A labor-intensive business with significant fixed costs, PMC has experienced difficulty achieving sustained profitability with this product alone. Management believes profitability of this division can and will be achieved and sustained in the near term as a result of continued asset growth and certain cost reduction measures. During 1995 PMC both increased its sales and marketing budgets while implementing several cost reduction strategies in connection with fixed costs. These changes are not expected to yield visible results until the third quarter 1996. Additionally, the Company plans to adjust pricing on certain portions of its business in order to increase gross margins on future business. Management believes that by maintaining higher average sized client relationships and accounts, while directing smaller relationships to its new products (described below), PWM will become profitable.

Wrap fee programs have grown significantly in popularity throughout the U.S. Industry reports estimate assets in wrap programs to now exceed $100 billion. Under the terms of a wrap program, the sponsor agrees to provide the client with a package of advisory, custodial and brokerage services for a single annual fee, expressed as a percentage of the assets under management. Under the PWM Program, client's receive the services of independent money managers and an independent custodian as well as receiving asset allocation recommendations and comprehensive quarterly performance reporting from PMC.

Because PMC's fees are based upon a percentage of the assets under management, performance of U.S. and International stock and bond markets can affect portfolio values which in turn impact revenues and profitability. U.S. stock market appreciation during 1995, for example, contributed to asset growth that year. A severe or prolonged decline in the U.S. markets could have the opposite effect. Additionally, competition in the wrap fee industry has created pricing pressure, although Management believes these pressures exist more acutely with the smallest of account relationships, which are typically charged the highest fees. PMC will continue to emphasize larger client relationships in its business development efforts.

2. Allocation Manager ("AM"): AM was developed during 1994 and 1995 by PMCI's subsidiary, Portfolio Technology Services, Inc. ("PTS"), with assistance from PMC. Version 1.0 was released in December of 1995 and Version 2.0 was released during March of 1996. A comprehensive PC based program, operating in Windows and written
in   Visual  Basic,  AM  supports  the  solicitation,  sales  and
servicing   of  diversified  asset  allocation  programs   using,
primarily, mutual funds.  Additional versions of AM with  further
enhancements,  are  scheduled  for  release  during  1996.    The
upcoming versions are expected to include, in addition to mutual funds, private money manager products, variable annuities, and
other    investment   products.    A   comprehensive    portfolio
optimization capability is also planned.

Based upon, among other things, the substantial growth in the mutual funds industry over the last 10 years, investor trends in mutual fund investment and industry expectations, Management believes PMC's existing expertise and operations provide for a smooth integration of this new program while expanding and diversifying the client base for the Company's products. That asset allocation program, which assists investors in developing their investment strategies and selecting appropriate combinations of mutual funds, is intended to fill an important place in the investor market place.

Although it was initially projected that AM would be released in September 1995, and would contribute revenues to the Company during the fourth quarter, a limited release in December and a release of Version 2.0 in the first quarter of 1996 resulted in the product being approximately four to six months behind schedule. The delay in completing the software was due to the complexity of the program and time spent developing additional disclosure and compliance features.

AM is a flexible software program built with the capability of being customized. As a result, AM supports a broad range of financial products and programs, both domestically and globally, and can be customized to the individual requirements of institutional clients. The software can be used for non-U.S. applications in addition to traditional domestic asset allocation programs and variable annuity products.

A version of AM, called Fund Counselor (Servicemark), is also being marketed by National Financial Correspondent Services Corp. ("NFCS"), the brokerage and securities clearing subsidiary of Fidelity Management and Research Corp. ("FMR"). Under the Fund Counselor Program, NFCS will provide brokerage clearing and custodial services, and will market the program to its more than 225 bank, insurance and financial planning broker/dealers.

Compensation to PTS and PMC in connection with AM and Fund Counselor is based upon 1) fees received in connection with investment advisory services provided to institutional clients pursuant to a support services agreement, 2) software licensing and customization fees for use of the product, 3) software maintenance fees, and 4) a percentage of the assets managed within the AM product.

Substantial financial and personnel resources were committed to the development of AM. Direct software development costs, in addition to hardware and software purchases to support the program, totaled nearly $1,000,000 during 1995. Additionally, many of PMC's full-time staff supported contract programmers with the many aspects of product research, design, planning and implementation.

3.    Managed  Asset  Reporting  Services  ("MARS"):   Management
believes that as a result of the tremendous growth within the fee-based financial advisory segment of the industry over the past ten years, many institutions have been seeking ways to improve their reporting capabilities in order to provide their clients with better deliverables and "value added" services. During 1995
PMC   entered   into   an  agreement  with   National   Financial
Correspondent Services, Inc. (NFCS), to manage their newly created performance reporting service called MAPS Tool Box
("MAPS").   MAPS  provides NFCS's correspondents with  access  to
high  quality,  quarterly performance reports and tax  lot,  cost
basis,  fully  accrued  account  statements.   This  service   is
targeted  at high net worth clients managed by financial planners
and   financial  consultants  who  use  the  securities  clearing services of NFCS.

When PMC's reporting services are offered through NFCS, they are marketed within the MAPS structure. When the reporting is offered directly by PMC to non-NFCS clients, the service is called MARS. Through year end 1995 there were several hundred accounts utilizing either MAPS or MARS, and Management, based upon industry interest in the product, anticipates healthy growth in the product. Primarily a "data-processing" type business (PMC does not act as an investment advisor in connection with this product), MARS and MAPS are expected to begin contributing to PMCI earnings during the first quarter of 1996 and could make a significant contribution by year end 1997. No material costs were incurred in developing MARS and MAPS.

4. Style Manager Asset Management Products: During 1994 and 1995 PMC began committing resources to researching different methods of portfolio rebalancing. As a result of this work, the Company developed a family of asset management products marketed under the name Style Manager, which recommend strategies for periodic portfolio rebalancing. Currently, three Style Manager versions have been developed: Large Style Manager, Fiduciary Style Manager, and Style Manager 1. These products seek to enhance investment performance through the rotation of U.S. equity styles, i.e. growth and value companies and large, mid and small capitalization companies. Recommended shifts in equity allocations are designed to move assets away from under-performing sectors into those likely to perform best. Although Style Manager recommends shifts within the US equity markets, it does not recommend shifts between macro asset classes such as stocks, bonds and cash.

The Style Manager products are being marketed in two ways. First, Fiduciary Style Manager is offered as one of several rebalancing options within the Allocation Manager (AM) mutual fund program. Clients using AM can, at their option, elect to have their portfolios periodically rebalanced pursuant to the Fiduciary Style Manager recommendations. Secondly, PMC has begun exposing and marketing Large Style Manager and Fiduciary Style Manager to the institutional investment industry which includes retirement trusts, endowments and foundations. Minimum institutional accounts are anticipated to be approximately $5 million.

Although senior members of PMC's quantitative research group have worked on this project since 1994, no additional material costs have been incurred and management of this product can be effectuated within PMCI's existing infrastructure.

Other Matters.

The Company's business falls entirely within the securities industry, an industry which is heavily regulated by both the federal and state governments. The Company has no ability to prevent and only limited ability to foresee regulatory changes which could adversely affect its business. As an example, in the event the federal government imposes a tax on securities transactions, as has been proposed from time to time by the executive branch of the federal government, the increased cost associated therewith could have a direct and substantial adverse effect on the business of the Company. In addition, as an investment adviser, the Company's subsidiary is subject to a variety of different state regulations. Consequently, the Company could become subject to restrictions or sanctions from a number of state regulatory agencies. It is impossible to predict the direction future regulations will take or the effect of such regulations on the Company's business. Changes in the law, new regulation or the interpretations of existing law could have an adverse effect on the Company's business.

While the Company believes that it is in substantial compliance with all laws, regulations and licensing requirements applicable to it, there can be no assurance that the Company will remain in substantial compliance with all such laws, regulations and licensing requirements in the future, or that a failure to remain in substantial compliance will not have a material adverse effect on the financial condition or results of operations of the Company.

Most of the Company's gross revenues are generated by fees from the Company's Private Wealth Management investment advisory
programs.   The  programs are provided both by the Company  under
its  own  name  and marketed through solicitor arrangements  with
other   registered  investment  advisors,  and   through   banks,
insurance  companies,  and financial planning  firms  under  such
companies'   "private  label".   The  Company's   private   label
relationships  with  Chase  Manhattan Investment  Services,  Inc.
(CMIS) and Israel Discount Bank accounted for approximately 22% and 10%, respectively, of the Company's gross revenues during
1995.   The  Company has been advised that CMIS is  restructuring
its  business,  which  restructuring could  potentially  adversely
affect  the  gross revenues derived from that relationship.   The
Company's solicitor relationship with Royal Alliance Associates, Inc. accounted for approximately 10% of the Company's gross revenues during 1995. While the Company has no reason to believe these relationships will not continue, there is no assurance of that and the loss or impairment of these relationships would adversely affect the business of the Company

ITEM 7.  FINANCIAL STATEMENTS.

See the financial statements attached to this report.

ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following sets forth certain information concerning the Company's executive officers and directors.

                            Position(s)                Date First Elected as
Name                Age     With the Company           a Director or Officer

Kenneth S. Phillips 44      Director, President        September, 1993
                            Chief Executive Officer

David L. Andrus     42      Director,                  September, 1995
                            Executive Vice President
                            President, PTS

Vali Nasr           42      Treasurer,                 September, 1993
                            Chief Financial Officer
                            President, PBS

Carolyn Kling       49      Senior Vice President, PMC       May, 1995

J.W. Nevil Thomas   57      Chairman of Board of Directors  July, 1995

William Atkinson    64      Director                        July, 1995

Porter Bibb         59      Director                   September, 1995

The directors of the Company serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been duly elected and qualified. The executive officers of the Company serve at the discretion of the Board of

Directors. No family relationship exists between or among any of the officers and directors named above.

Kenneth S. Phillips. Mr. Phillips founded PMC in 1985 and serves as the President of PMCI and PMC. He was a co-founding participant in the Wilshire Cooperative in 1986 (associated with the institutional consulting firm Wilshire Associates). He served as the Chairman of the Publications Committee of The Investment Management Consultants Association ("IMCA") in 1994 and 1995. IMCA is the investment consulting industry's principal trade organization with more than 1000 members representing virtually all the major national, regional and independent consulting firms. Additionally, Mr. Phillips has been a guest speaker for the International Association of Financial Planners ("IAFP"), the Investment Management Institute ("IMI") and the
Institute for International Research ("IIR"). Mr. Phillips received his education at Colorado State University and holds numerous NASD license designations.

David L. Andrus. Mr. Andrus joined PMCI in September 1995, as a Director. Effective November 1, 1995, he became an Executive
Vice President of the Company and President of Portfolio Technology Services, Inc. (PTS), the Company's technology and software applications development subsidiary. For the twelve years prior to joining PMCI, Mr. Andrus was Chairman of Netwise, Inc., an international software firm that featured distributed processing products for local area networks. At Netwise, Inc., Mr. Andrus established the general technical direction of the firm, emphasizing long-term strategy and future product development. Prior to his tenure with Netwise, Mr. Andrus served as Director of Systems Architecture for the Advanced Systems Group at Burroughs Corporation where he was responsible for the design of a distributed processing system consisting of integrated voice and data, distributed databases, printer servers and communication servers on high-speed fiber optic LANs. Mr. Andrus also served as Manager of the Advanced Development Group at NBI, Inc. where he was responsible for systems and software development and testing. Mr. Andrus holds a B.S. in Electrical Engineering from the University of Colorado.

Vali Nasr. Mr. Nasr is PMCI's Chief Financial Officer, Financial Principal, Treasurer and President of Portfolio Brokerage Services Inc. (PBS). Prior to joining the Company, Mr. Nasr was Vice President of Finance for a large ($150 million sales) retail broker/dealer. Prior to holding this position for four years, Mr. Nasr spent four years as Vice President of Accounting with Sutro & Company, Inc. in San Francisco. Prior to joining Sutro, Mr. Nasr spent four years with Charles Schwab and Company as Accounting Manager. Mr. Nasr began his career with Merrill Lynch in their operations department. He received his B.A. in
Accounting from the University of California, Berkeley and his M.B.A. in Finance from Golden Gate University.

Carolyn E. Kling. Ms. Kling joined PMC in May 1995, as a Senior Vice President and Managing Director to direct the Company's new business development, sales and marketing efforts. Prior to joining PMC, Ms. Kling was President of the Financial Institution Division of Transamerica Fund Management Company, where she spent four years developing their bank distribution channels. Prior to that position, Ms. Kling spent two years as Senior Vice President of the Financial Institutions Division for Putnam Companies where her duties included the initial development of their bank distribution channels. Before joining Putnam, she was Senior
Vice President and National Sales Manager for Continental Equities, a subsidiary of Continental Insurance Corporation of New York. Ms. Kling holds a B.A. in Foreign Languages and Business Administration from The University of The Americas, Mexico City and engaged in graduate studies in Finance and Economics at The University of Colorado.

J.W. Nevil Thomas. Mr. Thomas has been a Director of the Company since July 1995. Since 1970 Mr. Thomas has served as President of Nevcorp, Inc., a financial and management consulting firm.. In addition, Mr. Thomas is a Director of Bedford Capital Financial Corporation ("Bedford") and is Chairman of Bedford Capital Corporation, a subsidiary of Bedford, whose principal business is merchant banking. In addition to being a Director of the Company, Mr. Thomas is a Director of Simcoe Erie Investors Limited, Reliable Life Insurance Company, Pet Valu Inc., French Fragrances, Inc., Old Republic Insurance and several other private Canadian and American companies. Mr. Thomas holds a M.A. in Economics from Queens University and is a Certified Financial Analyst.

William Atkinson. Mr. Atkinson has been a Director of the Company since July 1995. Mr. Atkinson is currently Vice Chairman of Bedford Capital Corporation, a subsidiary of Bedford, whose principal business is merchant banking. From 1967 until 1992, Mr. Atkinson was employed by The Oshawa Group Limited (Oshawa), a Canadian corporation, which is a diversified food wholesaler and retailer. Prior to his retirement in 1992, Mr. Atkinson served as President of Pharma Plus Drugmart, Ltd., a subsidiary of

Oshawa, whose primary business is retail drugstores, and as Group
Vice President and Director of Oshawa.

Porter Bibb. Porter Bibb became a Director of the Company in September 1995. Mr. Bibb is a Principal and Co-Director of
Corporate Finance of Ladenburg, Thalmann & Co., Inc., an investment banking firm. Prior to joining Ladenburg in 1984, Mr. Bibb was a Managing Director of Bankers Trust Company, involved in the start-up of their investment banking operations. Prior to that time, he was Director of Corporate Development for the New
York Times. Mr. Bibb has a B.A. in History, Economics and Political Science from Yale University and engaged in graduate studies at New York University, London School of Economics and Harvard Business School.

The Company believes that during fiscal year 1995, the following officers, directors or 10% holders of its Common Stock filed late reports, failed to report transactions on a timely basis or failed to file a form required under Section 16 of the Securities Exchange Act of 1934, as amended:

     David L. Andrus - late filing of two required reports
     Porter Bibb - late filing of one required report
     Carolyn Kling  - late filing of one required report
     Phillips & Andrus, LLC - late filing of one required report

Item 10.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid by the Company and its subsidiaries to the Company's Chief Executive Officer and to each executive officer whose salary and bonus exceeded $100,000 in the fiscal years ended December 31, 1994 and 1995.


                                       Other                       All
                                       Annual                     Other
* Name and                            Compensa-     Options     Compensa-
Principal       Fiscal    Salary        tion        Granted       tion
Position         Year      (1)           (3)           (5)         (7)

Kenneth S.       1995    $228,124       $8,396
Phillips
President,       1994    $241,774       $8,047
Chief Executive
Officer


Marc N. Geman    1995    $126,558       $4,626                    $180,000
Chief
Executive        1994    $241,774       $8,520
Officer

Vali Nasr        1995    $126,475
Chief
Financial        1994    $128,262
Officer & Treasurer

Carolyn E.
Kling            1995    $102,184
Senior Vice      1994
President

J. Gibson
Watson, III      1995    $175,000
Vice             1994    $149,872                   165,000          $4,839
President of
Client Services

(1) The dollar value of base salary (cash and non-cash) received.

(2)  The dollar value of bonus (cash and non-cash) received.
     *Column omitted from table.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, automobile allowances, life insurance payments, securities or property. In the case of Mr. Phillips and Mr. Geman, the amount in the table represents an automobile allowance.

(4) During the period covered by the Table, no shares of restricted stock were issued as compensation for services. As of December
  31, 1995, the shares of the Company's restricted Common Stock owned by the officers named in the table (excluding underlying options/warrants held), and the value on that date (based upon the Company's closing bid price) were:

        Name                    Shares                     Value

        Kenneth S. Phillips     3,054,267                $2,290,700
        Marc N. Geman                 -0-                       -0-
        Vali Nasr                  70,497                   $52,873
        Carolyn Kling                 -0-                       -0-
        Gib Watson                  4,839                    $3,629

       All shares of restricted stock are entitled to share in any dividends paid by the Company.
       *Column omitted from table.

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the Table.

(6) "LTIP" is an abbreviation for "Long-Term Incentive Plan." An LTIP is any plan that is intended to serve as an incentive for performance to occur over a period longer than one fiscal year. Amounts reported in this column represent payments received during the applicable fiscal year by the named officer pursuant to an LTIP.
  *Column omitted from table.

(7) All other compensation received that the Company could not properly report in any other column of the Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company. Under terms of an agreement with the Company, Mr. Geman is entitled to severance payments totaling $180,000.

Long Term Incentive Plans - Awards in Last Fiscal Year

None.

Employee Pension, Profit Sharing or Other Retirement Plans

During  1995, the Board of Directors approved issuance of  15,212 shares  of  common  stock  of PMCI to  match  participants'  1994 contributions up to 6% of salary as provided for by the Plan.

Compensation of Directors

Standard Arrangements. During 1995, the Company did not pay its directors for attending board meetings. Outside directors are entitled to receive a $5,000 annual retainer and fees of $500 per Board Meeting attended.

Stock Option Plans

The Company has a Stock Option Plan. A summary description of the Plan follows.

Stock Option Plan. The Plan authorizes the issuance of up to 500,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Stock Option Plan. The Stock Option Plan was intended as an Incentive Stock Option Plan, however shareholder approval of the Plan was not sought  or  obtained  within  one  year  of  Board  adoption  and consequently options granted thereunder will not receive incentive stock option treatment. The Board of Directors is currently considering the termination of the existing Stock Option Plan and the adoption of a 1996 Incentive Stock Option Plan, which is expected to provide for the issuance of Incentive Stock Options and Non-qualified Stock Options to eligible employees, directors, officers, consultants and advisors to the Company. There is no assurance that the existing Plan will be terminated and a new plan adopted.

Options granted pursuant to the Plan not previously exercised terminate upon the first to occur of the following dates.

         (a) The expiration of three months after the date on which an option holder's employment by the Company is terminated (except if such termination is due to death or permanent and total disability);

         (b)   The  expiration of 12 months  after  the  date  on
         which  an  option holder's employment by the Company  is
         terminated,   if  such  termination  is   due   to   the
         Employee's permanent and total disability;

         (c)   In the event of an option holder's death while  in
         the employ of the Company, his executors or administrators may exercise, within three months following the date of his death, the option as to any of the shares not previously exercised;

         (d)  The expiration of the option.

The  total  fair  market  value of the  shares  of  Common  Stock
(determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the Common Stock of the Company may not be exercisable by its terms after five years from the date of grant. Any other option granted pursuant to the Plan may not be exercisable by its terms after ten years from the date of grant.

The purchase price per share of Common Stock purchasable under an option is determined by the Committee administering the Plan, but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning more than 10% of the Company's outstanding shares).

During  1995, the Board of Directors granted a total  of  150,000 options under the Plan.

Other Information Regarding the Plan. The Plan is administered by a Compensation Committee ("the Committee"), each member of which is a director of the Company. The members of the Committee were selected by the Company's Board of Directors and serve for a one-year tenure and until their successors are elected. A member of the Committee may be removed at any time by action of the Board of Directors. Any vacancies which may occur on the Committee will be filled by the Board of Directors. The Committee is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Committee is empowered to select those persons to whom options are to be granted, to determine the number of shares subject to each grant of an option and to determine when, and upon what conditions, options granted under the Plan will vest or otherwise be subject to forfeiture and cancellation.

In the discretion of the Committee, any option granted pursuant to the Plan may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Committee may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any options granted pursuant to the Plan will be forfeited if the "vesting" schedule established by the Committee administering the Plan at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company. At the time an employee ceases working for the Company, any options not fully vested will be forfeited and canceled. At the discretion of the Committee payment for the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Committee. Options are generally non-transferable except upon death of the option holder.

The Board of Directors of the Company may at any time, and from time to time, amend, terminate, or suspend the Plan in any manner it deems appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to options previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plan; increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plan except in the case of a reclassification of the Company's capital stock or a consolidation or merger of the Company; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plan.

Any options granted under the Plan must be granted before December 31, 2003. The Plan is not qualified under Section 401(a) of the Internal Revenue Code, nor is it subject to any provisions of the Employee Retirement Income Security Act of 1974.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT.

The following table sets forth, as of February 29, 1996, the number of and percentage of outstanding shares of Common Stock owned by each officer and director of the Company, by all officers and directors as a group, and by each person owning five percent or more of the Company's Common Stock. The beneficial owners listed have sole voting and investment power with respect to the shares they own except as specifically noted.


Name and Address           Number of Shares    Percent of Class (1)

Kenneth S. Phillips           3,054,267 (2)            54.98
555 Seventeenth Street
14th Floor
Denver, CO  80202

David L. Andrus                 336,768 (3)             5.98
555 Seventeenth Street
14th Floor
Denver, CO  80202

J.W. Nevil Thomas                     0 (4)                0
Scotia Plaza, Suite 4712
40 King Street West
Toronto, Ontario   M5H 3Y2

William L. Atkinson              98,537                 1.77
190 Robert Speck Parkway,
Suite 122
Mississauga, Ontario   L4Z 3K3

Porter Bibb                           0 (5)                0
540 Madison Avenue
New York, NY  10022

Carolyn Kling                         0 (6)                0
555 Seventeenth Street
14th Floor
Denver, CO  80202

Vali Nasr                        70,497                 1.27
555 Seventeenth Street
14th Floor
Denver, CO  80202

Bedford Capital Financial     4,335,000 (7)            50.67
Corporation
2nd Floor
Charlotte Hs.
Shirly Street

Box N964
Nassau, Bahamas

Phillips & Andrus, LLC        1,643,845 (8)           29.59
555 Seventeenth Street
14th Floor
Denver, CO  80202

All Officers and Directors    3,298,301 (9)           58.58 (10)
as a group (7 persons)

(1) The calculation of the percentage share ownership of the persons named in this table does not give effect to (i) shares which may be issued upon the exercise of rights, options and warrants previously issued by the Company (except as expressly stated otherwise), and (ii) any shares which may be issued by the Company in the future.

(2)  Includes  1,643,845 shares owned by Phillips &  Andrus,  LLC
     ("P&A"), a Colorado limited liability company, of which  Mr.
     Phillips is the managing member and has the controlling ownership interest.

(3) Includes 75,000 shares underlying presently exercisable options. Includes 261,768 shares owned by P&A and included in the beneficial ownership of Mr. Phillips, over which Mr. Andrus may obtain beneficial ownership pursuant to a presently exercisable option to acquire a 40% interest in P&A. Does not include 100,000 shares underlying warrants which are not presently exercisable.

(4)  Does  not  include shares owned by Bedford Capital Financial
     Corporation, ("Bedford") of which Mr. Thomas is a director and a 5.77% shareholder.

(5) Does not include 144,117 shares underlying options granted to Ladenburg, Thalmann & Co., Inc., of which Mr. Bibb is a managing director, which are not presently exercisable.

(6) Does not include 250,000 shares underlying options/warrants which are not presently exercisable.

(7) Includes 1,441,169 shares underlying presently exercisable warrants. Includes 1,558,831 shares underlying a warrant which Bedford may obtain pursuant to a presently exercisable option to loan funds to the Company. Includes 335,000 shares owned by P&A and included in the beneficial ownership of Mr. Phillips, which Bedford may acquire pursuant to a presently exercisable option. Does not include shares which may be issuable to Bedford by the
     Company  pursuant to certain "mirror option"  rights.   See,
     "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(8) All shares have been included in the beneficial ownership of Mr. Phillips; 261,768 shares have been included in the beneficial ownership of Mr. Andrus; and 335,000 shares have been included in the beneficial ownership of Bedford.

(9)  Shares  owned  by  P&A  and  attributable  to  both  Messrs.
     Phillips and Andrus are included only once.

(10) Based upon total shares outstanding of 5,555,713 plus shares underlying presently exercisable options in the amount of 75,000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company entered into an agreement with Ladenburg, Thalmann & Co. Inc., investment bankers, in January 1995, pursuant to which Ladenburg would assist the Company in financing efforts.
Ladenburg was involved in the Company's transactions with Bedford. Mr. Porter Bibb, a principal of Ladenburg, was named to the Company's Board of Directors in September 1995.

In July 1995, the Company borrowed $1.2 million from Bedford. As a result of this transaction and a simultaneous transaction wherein Bedford purchased 1 million shares of outstanding Common Stock of the Company from a former principal of the Company,
Bedford became a greater than 10% shareholder of the Company, with the right to acquire in excess of 50% of the Company's
stock.   Mr.  J.W.  Nevil Thomas and Mr. William  L.  Atkinson,
affiliates of Bedford, were appointed to the Company's Board of Directors in connection with that transaction. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Also in July 1995, the Company's Chief Executive Officer and a director, Marc Geman, resigned. In connection with his resignation, Mr. Geman is entitled to severance payments totaling $180,000, due in monthly payments of $15,000. The Company also entered into an Indemnification Agreement with Mr. Geman whereby PMCI agreed to hold him harmless, in an amount not to exceed $100,000, for expenses incurred in defense of the pending SEC investigation.

In connection with the Company's ongoing private placement (see, "Management's Discussion and Analysis of Financial Condition and Results of Operations"), David L. Andrus and Carolyn Kling,
insiders of the Company, participated in the offering. Mr. Andrus purchased $100,000 of subordinated debt and received a promissory note and warrants to purchase 100,000 shares of Common Stock and Ms. Kling purchased $50,000 of subordinated debt and received a promissory note and warrants to purchase 50,000 shares of Common Stock. In addition, certain employees of PMC participated in the offering, purchasing a total of $112,500 of subordinated debt and receiving warrants to purchase 112,500 shares of Common Stock. The related parties all participated in the offering on the same terms as all other investors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

Exhibit                                                     Exhibit No.
  No.                        Description                      Page No.


  (3)     3.1  Articles of Incorporation, as amended            [a]
          3.2  Bylaws                                           [b]

  (4)     Instruments  Defining  the  Rights  of   Security
          Holders, Including Indentures
          4.1  Specimen Copy of Common Stock                    [c]
          4.2  Specimen Copy of Series A Preferred Stock        [d]
          4.3  Statement of Series Shares                       [c]
          4.4  Form of Option for Purchase of Common Stock      [a]

  (10)    Material Contracts
          10.1 Investment Agreement with Bedford                [e]

  (16)    Letter re Change in Certifying Accountant             [f]

  (21)    Subsidiaries of the Registrant                        [g]

  (99)    Additional Exhibits                                   N/A

___________________________________
(a)   Filed under cover of a Report on Form 10-KSB on October 13,
      1993, and incorporated herein by reference.

(b)   Filed with Registration Statement on Form S-4 on August  6,
      1990, as amended, and incorporated herein by reference.

(c)   Filed  with Registration Statement on Form S-1 on  November
      15, 1990, and incorporated herein by reference.

(d) Filed with Registration Statement on Form S-1, as amended, on December 10, 1990, and incorporated herein by reference.

(e)   Filed  under  cover of a Report on Form 8-K on  August  11,
      1995, and incorporated herein by reference.

(f)  Filed under cover of a Report on Form 8-K on January 19,
     1995, and incorporated herein by reference.

(g) Filed under cover a Report on Form 10-KSB on April 13, 1995, and incorporated herein by reference.

___________________________________

     (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  PMC   INTERNATIONAL, INC.


                                  By: /s/ Kenneth S. Phillips
                                      Kenneth S. Phillips
                                      President, Chief Executive Officer


                                  By: /s/ Vali Nasr
                                      Vali Nasr, Treasurer, Principal
                                      Financial and Accounting Officer

                                  Date:  April 12, 1996


In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                  Title                        Date

/s/ Kenneth S. Phillips        President, Chief             April 12, 1996
Kenneth S. Phillips            Executive Officer

/s/ David L. Andrus            Director                     April 12, 1996
David L. Andrus

/s/ J.W. Nevil Thomas          Director                     April 12, 1996
J.W. Nevil Thomas

/s/ William L. Atkinson        Director                     April 15, 1996
William L. Atkinson

__________________________     Director                     April -, 1996
Porter Bibb

                    PMC INTERNATIONAL, INC.
                        AND SUBSIDIARIES

                            CONTENTS


Financial statements for the years ended
   December 31, 1995 and 1994

     Independent Auditors' Report                             F-2

     Consolidated Balance Sheets                              F-3

     Consolidated Statements of Operations                    F-4

     Consolidated Statements of Changes in Shareholders'
         Equity (Deficit)                                     F-5

     Consolidated Statements of Cash Flows              F-6 - F-7

     Notes to Consolidated Financial Statements        F-8 - F-15

                  INDEPENDENT AUDITORS' REPORT


To the Shareholders
PMC International, Inc.

We have audited the accompanying consolidated balance sheets of PMC International, Inc. and its subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered significant losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           SPICER, JEFFRIES & CO.
Denver, Colorado
April 12, 1996

                    PMC INTERNATIONAL, INC.
                        AND SUBSIDIARIES

                  CONSOLIDATED BALANCE  SHEETS
                   DECEMBER 31, 1995 AND 1994

                   ASSETS                              1995         1994

CASH                                               $313,885     $139,918

RECEIVABLES:
 Investment management fees                          39,733       71,818
 Other receivables                                   63,210       85,406

SECURED DEMAND NOTE (Note 1)                           -         225,000

FURNITURE  AND  EQUIPMENT, at  cost,  net  of
accumulated depreciation of $355,231 and $206,664   688,233      340,669

SOFTWARE DEVELOPMENT COSTS (Note 1)                 419,617         -

PREPAID EXPENSES AND OTHER ASSETS                   220,605      230,114

LONG TERM NOTE RECEIVABLE (Note 3)                  897,167    1,166,181

GOODWILL (net of amortization of $52,513 and
$29,173)                                            297,487      320,827
                                                  _________    _________
                                                 $2,939,937   $2,579,933


    LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Accounts payable                                $1,442,694     $712,857
 Accrued expenses                                   707,897      604,092
 Other liabilities (Note 8)                         571,389      106,990
 Deferred revenue                                   411,347      374,001
 Notes payable (Note 7)                           1,647,470       45,000
 Obligations under capital leases (Note 8)           75,490          -
 Liabilities subordinated to claims of general
   creditors (Note 2)                                   -        225,000
                                                 __________     ________

      TOTAL  LIABILITIES                         $4,856,287   $2,067,940

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (DEFICIT) (Note 4):
   Preferred stock - no par value - authorized
   5,000,000 shares; issued and outstanding,
   349,017                                         $872,543      $872,543

   Common  stock, $.01 par value - authorized,
   50,000,000 shares, issued and outstanding,
   5,555,713 and 5,540,501 shares                   276,716       276,564

   Additional paid-in capital                     3,652,749     3,637,689
   Deficit                                       (6,718,358)   (4,274,803
                                                 __________   ___________

      TOTAL  SHAREHOLDERS' EQUITY (DEFICIT)     $(1,916,350)     $511,993
                                                 __________   ___________
                                                 $2,939,937    $2,579,933

   See accompanying notes to financial statements.

                              PMC INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            DECEMBER 31, 1995 AND 1994



REVENUE:                                         1995         1994
 Investment management fees (Note 1)         $8,632,888    $8,556,518
 Trading income                                  94,948       287,583
 Other income                                   444,643       436,559
                                              _________    __________

      Total revenue                          $9,172,479    $9,280,650

EXPENSES:
 Investment manager and other fees            5,139,613     4,967,557
 Salaries and benefits                        2,524,936     2,348,819
 Clearing charges and user fees                 766,515       681,328
 Advertising and promotion                      629,476       559,723
 General and administrative                     743,901       728,329
 Office supplies and expenses                   174,100       163,964
 Occupancy and equipment costs                  630,833       418,252
 Professional fees                              541,660       643,261
 Settlement expense                             465,000          -
                                             __________   ___________

      Total expenses                        $11,616,034   $10,511,233
                                            ___________   ___________

NET LOSS                                    $(2,443,555)  $(1,230,583)


NET LOSS PER COMMON SHARE (Note 1)          $      (.46)  $      (.24)
                                            ___________   ___________

WEIGHTED AVERAGE  NUMBER OF SHARES
  OUTSTANDING (Note 1)                        5,546,522     5,538,649

See accompanying notes to financial statements.

                              PMC INTERNATIONAL, INC.
                                  AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                            DECEMBER 31, 1995 AND 1994

                                                                         Total
                             Additional                           Shareholders'
             Common Stock      Paid-In    Preferred Stock               Equity
            Shares  Amount     Capital    Shares   Amount   Deficit  (Deficit)

BALANCES,
December 31,
1993      5,535,314 $276,512 $3,587,866 368,967 $922,418 $(3,044,220) $1,742,576

Conversion
of preferred
stock         5,187       52     49,823 (19,950) (49,875)      -          -

Net loss        -          -        -      -        -     (1,230,583)(1,230,583)
          _________ ________ __________ ________ ________ __________ __________

BALANCES,
December 31,
1994      5,540,501  276,564  3,637,689  349,017 872,543  (4,274,803)   511,993

Issuance of
stock to
401k plan    15,212      152     15,060     -       -          -         15,212

Net loss        -          -        -       -       -     (2,443,555 (2,443,555)

          _________  _______  __________ _______ ________ __________ __________


BALANCES,
December 31,
1995      5,555,713 $276,716 $3,652,749 349,017 $872,543$(6,718,358)$(1,916,350)


See accompanying notes to financial statements.

                    PMC INTERNATIONAL, INC.
                        AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                   DECEMBER 31, 1995 AND 1994
                  INCREASE (DECREASE) IN CASH

                                                         1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $(2,443,555) $(1,230,583)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
    Depreciation and amortization                     171,907       97,133
    Accretion of discount on note receivable          (69,053)     (67,821)
    Stock issued as compensation under 401k plan       15,212          -
    Changes in operating assets and liabilities:
    Investment management fees receivable              32,085      130,616
    Other receivables                                  22,196       55,430
    Prepaid expenses and other assets                   9,509       53,306
    Accrued expenses                                  103,805      194,132
    Accounts payable                                  729,837      307,945
    Other liabilities                                 464,399          344
    Deferred revenue                                   37,346       50,022
                                                 ____________  ___________

        Net cash used in operating activities        (926,312)    (409,476)
                                                 ____________  ___________


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and
    software development                             (825,549)    (198,479)
  Reduction of long-term note receivable              338,067      287,966
  Reduction of secured demand note                    225,000       52,463
                                                 ____________  ___________

       Net  cash  provided  by  (used  in)
       investing activities                          (262,482)     141,950
                                                 ____________  ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                       1,925,000        -
  Principal payments on notes payable                (322,530)       -
  Principal payments on obligations
    under capital lease                               (14,709)       -
  Principal payments on subordinated note payable    (225,000)       -
                                                 ____________  ___________


      Net cash provided by financing activities     1,362,761        -
                                                 ____________  ___________

NET INCREASE (DECREASE) IN CASH                       173,967     (267,526)

CASH, at beginning of year                            139,918      407,444
                                                 ____________  ___________

CASH, at end of year                                 $313,885     $139,918
                                                 ============  ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash paid for interest                              $96,969      $28,441
                                                 ============  ===========

See accompanying notes to financial statements.

                    PMC INTERNATIONAL, INC.
                        AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOW
                   DECEMBER 31, 1995 AND 1994
                  INCREASE (DECREASE) IN CASH
                          (Continued)



                                                          1995          1994

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Purchase  of  equipment via  capital  lease
  obligation                                            $90,199      $    -
                                                       ========     =========


See accompanying notes to financial statements.

                       PMC INTERNATIONAL, INC.
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1995 AND 1994


NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES

Organization

On September 23, 1993, the shareholders of Schield Management Company ("Schield") approved an exchange of common stock of Schield for all of the outstanding common stock of Portfolio Management Consultants, Inc. ("PMC") and a name change from Schield to PMC International, Inc. ("PMCI"). The stock exchange was completed on September 30, 1993 and as a result of this transaction, PMC is a wholly owned subsidiary of PMCI. The stock exchange between Schield and PMC has been considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, PMC was considered the acquiror for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Schield. The Schield assets acquired and liabilities assumed were recorded at their fair values. The cost of the acquisition of Schield of $1,741,018 was based on the NASDAQ publicly traded price of the outstanding Schield common stock prior to the announcement of the transaction. The excess of the cost of the acquisition over the fair value of the assets acquired and liabilities assumed was recorded as goodwill.

PMC was organized in 1986 and its principal business activity is the administration of private and institutional managed account programs with its customers located substantially in the United States. Its services include investment suitability analysis, portfolio modeling and asset allocation, money manager selection, portfolio accounting and performance reporting. PMC's revenues are primarily derived from a percentage of the assets under management. Assets under management are impacted by both the extent to which PMC attracts new, or loses existing clients and the appreciation or depreciation of the U.S. and international equity and fixed income markets. Assets of customers of two unrelated organizations constitute approximately 42% and 9% of the total customer assets in PMC's managed account programs as of December 31, 1995. PMC is registered as an investment advisor under the Investment Advisors Act of 1940.

In June, 1994, Portfolio Brokerage Services, Inc. ("PBS) was capitalized through a series of transactions with PMCI and PMC, whereby PBS became a wholly owned subsidiary of PMCI by issuing 1,000 shares of its common stock in exchange for certain assets and liabilities with a book value of $1,532,332. PBS is engaged in business as a securities broker-dealer. As a broker-dealer it executes security transactions for PMC's privately managed account programs, on behalf of its customers through the customer's custodian bank on a delivery vs. payment basis.

PTS was organized in June, 1994 but had no operations until 1995. PTS was formed for the purpose of developing proprietary software for use in the financial services industry.

                       PMC INTERNATIONAL, INC.
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1995 AND 1994
                             (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (continued)

The accompanying consolidated financial statements include the historical accounts of PMC for all periods and the accounts of PMCI since September 30, 1993, PBS and Portfolio Technology Services, Inc. ("PTS") since inception. All intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

Revenue from investment management services is recorded as such revenues accrue under the terms of the related investment management contracts.

Securities transactions and related commission income are recorded on a trade date basis. In the normal course of business, PBS executes, as agent, transactions on behalf of customers. If the agency transactions do not settle because of failure to perform by either the customer or the counter-party, PBS may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the security is different from the contract amount of the transactions.

The majority of costs incurred to establish the technological feasibility of the Company's software products intended to be sold or otherwise marketed were borne by unrelated individuals prior to the products being introduced to the Company. The Company incurred approximately $50,000 in research and development costs after receiving the products from the unrelated individuals. These costs have been included in the statement of operations. All subsequent costs incurred after technological feasibility was achieved were capitalized and will be amortized when the product is available for general release.

The Company provides for depreciation of furniture and equipment on the straight line and declining balance methods based on estimated lives of three to seven years.

Cash and cash equivalents for purposes of the statement of cash flows includes highly liquid investments with a maturity of three months or less at date of acquisition.

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding, giving affect to the reverse stock split discussed in Note 4 and preferred dividend requirements. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dillutive.

Goodwill is amortized using the straight line method over 15 years.

                       PMC INTERNATIONAL, INC.
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1995 AND 1994
                             (Continued)


NOTE 2 - LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

At December 31, 1994, the borrowings under a 9-1/2% subordination agreement were pursuant to a secured demand note collateral agreement due November 30, 1995. The subordinated borrowings were covered by an agreement approved by the National Association of Securities Dealers, Inc. and were thus available in computing net capital under the Securities and Exchange Commission's uniform net capital rule. Such borrowings could not be repaid to the extent that such borrowings were required for PBS's continued compliance with minimum net capital requirements. The agreement required PBS to make monthly payments of interest. In July 1995, this subordination agreement was repaid.

NOTE 3 - LONG TERM NOTE RECEIVABLE

In connection with the Schield reverse acquisition, the Company acquired a long term note receivable related to the sale of Schield's market timing operations to an entity controlled by a founder of Schield. The note is payable in monthly installments of $32,000, including interest through
August, 1998. The note was recorded at its estimated fair value as of September 30, 1993. The discount from the face amount of the note receivable is accreted to interest income over the life of the note using the interest method. The principal balance of the note as of December 31, 1995 is $1,028,452 compared to its carrying amount of $897,167.

NOTE 4 - SHAREHOLDERS' EQUITY

Reverse Stock Split

All shares and per share amounts in the accompanying financial statements have been restated to give effect to a one for five reverse stock split of the Company's common stock which was effective November 12, 1993.

Preferred Stock

Holders of preferred stock are entitled to receive dividends at a rate of $0.325 per share per annum (equal to 13% of the purchase price per share attributable to the preferred stock). Dividends are payable semi-annually on January 15 and July 15 in each year. Dividends accrue from the date of the preferred stock issuance and are cumulative. Upon liquidation or dissolution of the Company, holders of preferred stock are entitled to a preference over the holders of common stock in an amount per share equal to the original purchase price attributed to a share of preferred stock ($2.50) plus all unpaid cumulative dividends. The preferred stock is non-participating and the holders of preferred stock have no preemptive rights and no voting rights except as may be required by Colorado law. At the option of the Company, the preferred stock may be redeemed in whole, or in part, at a price of $2.75 per share, plus unpaid cumulative dividends. Redemption can only occur if certain conditions regarding the bid prices of the Company's common stock and the Company's after-tax earnings are met. As of

                       PMC INTERNATIONAL, INC.
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1995 AND 1994
                             (Continued)


NOTE 4 - SHAREHOLDERS' EQUITY (continued)

January 15, 1996, cumulative dividends in arrears totalled $526,862.

Stock Options and Warrants

During 1994, the Company adopted a Stock Option Plan. Under this plan, the Company may grant stock options to officers and employees. The Stock Option Plan was intended as an Incentive Stock Option Plan, however shareholder approval of the Plan was not sought or obtained within one year of Board adoption and consequently options granted thereunder will not receive incentive stock option treatment. Outside of this plan, the Company has granted options to officers, employees, shareholders and certain other individuals and entities which would allow them to purchase common stock of the Company. In addition common stock warrants have been issued in connection with certain private offerings of debt. At December 31, 1995, options and warrants to purchase common stock at various prices were outstanding with expiration as follows:

     Expiration                                   Exercise
     Date              Options      Warrants       Price

     January, 96           1,000      -          $ 1.375
     April, 96           100,000      -            3.750
     July, Sept. 96       39,000      -            3.100
     Nov. 96, Jan. 97     20,000      -            2.500
     June, 97, Oct. 97    50,500      -            2.500
     February, 98         52,000      -            3.100
     February, 98        150,000      -            1.300
     December, 98          -         300,000       1.620
     September, 99       300,000      -            1.370
     December, 98        215,500      -            1.375
     December, 2000        -         425,000       1.000
     May, 2005            10,000                    .844
     July, 2005            -        1,200,000      1.000
                        ________   ___________

                         938,000    1,925,000
                        ========   ===========


At  December 31, 1995 there were also 200,000 options granted but  not  issued
under   an   employment  agreement,  subject  to  performance   and   vesting
requirements,  exercisable at $1.00.  In addition,  the  shareholder  with  a
$1,200,000   note  payable referred to in note 7, has an  option  to acquire
1,800,000 warrants exercisable at $1.00.

                       PMC INTERNATIONAL, INC.
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1995 AND 1994
                             (Continued)

NOTE 5 - INCOME TAXES

The Company has an unused net operating loss carryforward of approximately $3,000,000 for income tax purposes, $1,200,000 expiring in 2009 and the remainder expiring in 2010. This net operating loss carryforward may result in future income tax benefits; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Temporary differences arise from the deduction of certain accrued expenses for financial statement purposes and not for income tax reporting purposes and the recording of depreciation.

NOTE 6 - REGULATORY REQUIREMENTS

PBS  is  subject  to  the  Securities and Exchange Commission's  Uniform  Net
Capital  Rule  (Rule 15c3-1), which requires the maintenance of  minimum  net capital. At December 31, 1995, PBS had net capital and net capital requirements of $219,860 and $100,000, respectively. The Company's net capital ratio (aggregate indebtedness to net capital) was .29 to 1.
According to Rule 15c3-1, PBS's net capital ratio shall not exceed 15 to 1. On a consolidated basis, as a result of the requirement, net assets of $120,000 are unavailable for any purpose other than meeting PBS's net capital requirements at December 31, 1995.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following:
                                                      1995               1994

8-1/2% note payable to shareholder, due  July      $1,200,000        $   -
26, 2000 interest payable  monthly beginning
August 10, 1996, principal and all accrued and unpaid interest is due at maturity, secured by all assets of PMCI and its subsidiaries (except
PBS which security interest is only to its outstanding common stock owned by PMCI).

11.5%   note   payable   to   shareholder(s),
unsecured,  due  August 1, 1998,  payable  in
monthly   installments  of   $832   including
interest.                                              22,470           45,000

9%  notes  payable to employees and unrelated
individuals, due December 29, 1996, principal
and  interest  payable on or before  maturity
date,  secured  by a second lien  on  Company
assets.                                               425,000             -
                                                 _____________      __________
                                                   $1,647,470          $45,000
                                                 =============      ==========

                       PMC INTERNATIONAL, INC.
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1995 AND 1994
                             (Continued)


NOTE 7 - NOTES PAYABLE (continued)

The above $1,200,000 shareholder note payable is related to a financing and stock purchase agreement which encompasses a series of transactions, none of which are considered binding until certain criteria are met. The shareholder acquired 1,000,000 shares of the Company's common stock in a private transaction with another individual and loaned the Company $1,200,000. In connection with this loan, a warrant to purchase 1,200,000 shares of common stock (see note 4) was also received. In addition, the shareholder obtained an option to lend the Company an additional $1,800,000 and received option rights similar to the initial loan. In December, 1995 the Company accepted an offer from this shareholder to partially exercise its $1,800,000 option above, in the amount of $440,000 to fund the expected settlement costs with the Securities and Exchange Commission as mentioned in note 8. In January 1996 the shareholder partially exercised its $1,800,000 option above and loaned the Company $241,000, and received a warrant to purchase 241,000 shares of common stock at $1.00 per share.

On December 14, 1995 the Company commenced a private offering of units. Each unit consists of a convertible promissory note with a principal amount of $1,000 and a warrant to purchase 1,000 shares of common stock. Each warrant entitles the holder to purchase one share of common stock at a per share price equal to the greater of $1.00 or the market price on the initial closing date of the offering (see note 4). As of December 31, 1995, 425 units were sold pursuant to this offering.

Maturities of notes payable are as follows:

              Year ending
              December 31,
              1996                          $431,003
              1997                             8,535
              1998                             7,932
              1999                             -
              2000                         1,200,000
                                          __________

                                          $1,647,470
                                          ==========

During  March,  1995,  through a private offering, PMCI  issued  $300,000  of
convertible  promissory notes bearing 15% interest per  annum.   These  notes
were repaid in July 1995.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has leases for office space and equipment under various operating and capital leases. Included in furniture and equipment is $90,119 of equipment under capital leases at December 31, 1995 and accumulated depreciation relating to these leases of $6,588. Future minimum lease payments under noncancelable leases as of December 31, 1995 are as follows:

                       PMC INTERNATIONAL, INC.
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1995 AND 1994
                             (Continued)


NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)


                                                  Principal
Year ending                                          due
December 31,               Operating   Capital   Capital Lease

 1996                       $374,419  $ 40,206   $ 28,883
 1997                        343,847    35,605     27,271
 1998                        351,672    24,752     19,336
 1999                        298,658     -          -
 2000                        293,567     -          -
 Thereafter                   24,000     -          -
                           _________  _________  _________

                          $1,686,163   100,563   $ 75,490
                          ==========             =========

 Less amount
 representing interest                  25,073
                                      _________
 Present value of net
 minimum lease payments               $ 75,490
                                      =========

The Company also leases certain equipment from a shareholder and a prior shareholder on a month-to-month basis. During the year ended December 31, 1995, PMC paid $6,117 under this lease. Total rent expense for facilities and equipment for the years ended December 31, 1995 and 1994, was $410,263 and $301,964, respectively.

PMC is under a formal order of private investigation by the Securities and Exchange Commission relating to certain aspects of PMC's practices with respect to the purchase and sale of securities for its customer accounts. PMC discontinued this practice in April, 1994 and has submitted a written statement to the staff of the Commission. The Company has submitted settlement proposals to the Commission, without admitting or denying liability, on behalf of PMC under a plan which PMC would disgorge its trading profits realized from principal trading together with prejudgment interest in the amount of $465,000. This amount has been included in other liabilities in the accompanying financial statements. At the present time, management and its legal counsel are unable to determine if the proposal will be accepted by the Commission, or what action, if any, the Commission will take in regards to this matter. Therefore the $465,000 is only an estimate of the settlement amount; the actual settlement amount could be in excess of the amount recorded in the accompanying financial statements. In addition, the Company has agreed to indemnify a prior officer and shareholder for expenses incurred in his defense of this investigation.

The Company is involved in certain litigation arising in the normal course of business, which is in the preliminary or early stages. Management, after review and discussion with counsel, believes the resolution of the matters will not have a material effect on the Company.

                       PMC INTERNATIONAL, INC.
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1995 AND 1994
                             (Concluded)





The Company has suffered significant losses from operations and has a working capital deficiency of approximately $2,800,000 that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

NOTE 9 -  EMPLOYEE BENEFIT PLAN

Salary deferral "401(k)" plan

The plan allows employees, who have completed one year of employment and at least 1,000 hours service, to defer up to 15% of their salary. The Company intends to match employee contributions by an amount determined annually by the board of directors. Only contributions up to the first 6% of an employee's salary will be considered for the match. On February 15, 1995 PMCI's Board of Directors approved the issuance of 15,212 shares of PMCI common stock (valued at the market price at the date of grant of $1.00 per share) to match participant's contributions for the year ended December 31, 1994.

                          FORM 10-KSB EXHIBITS


                         PMC International, Inc.
                         555 Seventeenth Street
                               14th Floor
                            Denver, CO  80202

Exhibits

Number         Exhibit                        Page Number




 (3)   3.1 Articles of          Incorporated by reference to the
       Incorporation, as        Company's Report on Form 10-KSB filed on
       amended                  October 13, 1994

       3.2 Bylaws               Incorporated by reference to the
                                Company's Registration Statement on Form
                                S-4, as amended, filed on August 6, 1990

 (4)   Instruments Defining
       the Rights of Security
       Holders, Including
       Indentures

       4.1 Specimen Copy of     Incorporated by reference to the
       Common Stock             Company's Statement on Form S-1 filed on
                                November 15, 1990

       4.2 Specimen Copy of     Incorporated by reference to the
       Series A                 Company's Registration Statement on Form
                                S-1 filed on November 15, 1990

       4.3 Statement of Series  Incorporated by reference to the
       Shares Company's Registration Statement on Form S-1 filed on November 15, 1990

       4.4 Form of Option for   Incorporated by reference to the
       Purchase of Common       Company's Report on Form 10-KSB filed on
       Stock                    October 13, 1993

 (10)  Material Contracts

       10.1 Investment          Incorporated by reference to the
       Agreement with Bedford   Company's Report on Form 8-K filed
                                August 11, 1995

 (16)  Letter re Change in      Incorporated by reference to the
       Certifying Accountant    Company's Report on Form 8-K filed on
                                January 19, 1995

 (21)  Subsidiaries of the      Incorporated by reference to the
       Registrant               Company's Report on Form 10-KSB filed
                                April 13, 1995

 (99)  Additional Exhibits      Not applicable