Form 10QSB
PMC INTERNATIONAL INC
filed 1996-05-20
CIK 765815

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________ from to _____________
Commission file number  0-14937
                      PMC INTERNATIONAL,INC.
(Exact name of small business issuer as specified in its charter)

       COLORADO                             84-0627374
(State or other jurisdiction of            (IRS Employer
incorporation or organization)             Identification No.)

    555 17th Street, 14th Floor, Denver, Colorado  80202
          (Address of principal executive offices)

                    (303)  292-1177
               (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 1996.

Common Stock $0.01 Par Value                 5,555,713
          Class                          Number of Shares

Transitional Small Business Disclosure Format
Yes [ ]         No   [X]



                      Page 1 of 20 Pages
                  Exhibit Index Begins on Page 19

                     PMC INTERNATIONAL, INC.

                              INDEX


PART I    Financial Information                            Page No.

Item 1    Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
          -- March 31, 1996 and December 31, 1995              3

          Condensed Consolidated Statements of Income          5
          -- Three months ended March 31, 1996
             and March 31, 1995

          Condensed Consolidated Statements of Cash Flow       6
          -- Three months ended March 31, 1996
             and March 31, 1995

           Note to Unaudited Condensed Consolidated Financial  8
             Statements

Item 2    Management's Discussion and Analysis of              16
             Financial Condition and Results of
             Operations

PART II   Other Information

Item 1    Legal Proceedings                                    19

Item 3    Defaults Upon Senior Securities                      19

Item 6    Exhibits and Reports on Form 8-K                     19

Signatures                                                     20













                      Page 2 of 20 Pages

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS (Note 1)

            PMC INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                          (Unaudited)
                                           March 31,       December 31,
                                              1996             1995

CURRENT ASSETS

  Cash and cash equivalents                $ 92,069         $ 313,885
  Receivables
     Investment management fees              65,520            39,733
     Other receivables                      158,380            63,210
                                            315,969           416,828
FURNITURE AND EQUIPMENT, at cost,
  net of accumulated depreciation of
  $425,803 and $355,231 (Note 1)            761,056           688,233

SOFTWARE DEVELOPMENT, at cost,
  net of accumulated depreciation of
  $44,428 and $0 (Note 1)                   497,209           419,617

PREPAID EXPENSES AND OTHER ASSETS           342,043           220,605

GOODWILL (net of amortization of $58,348
  and $52,513) (Note 1)                     291,652           297,487

LONG TERM NOTE RECEIVABLE (Note 2)          800,747          897,167

  TOTAL ASSETS                          $ 3,008,676       $ 2,939,937





See notes to unaudited condensed consolidated financial statements






                      Page 3 of 20 Pages

            PMC INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                               (Unaudited)
                                                March 31,       December 31,
                                                   1996             1995

LIABILITIES
  Accounts payable                           $ 1,591,709       $ 1,442,694
  Accrued expenses                               744,514           707,897
  Other liabilities                              573,863           571,389
  Deferred revenue                               485,786           411,347
  Notes payable                                1,944,120         1,647,470
  Obligations under capital lease                124,831            75,490

  TOTAL LIABILITIES                            5,464,823         4,856,287

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 3)
  Preferred stock, no par value - authorized
     5,000,000 shares; issued and outstanding,
     349,017 shares and 349,017 shares           872,543          872,543
  Common stock, $.01 par value - authorized
     50,000,000 shares; issued and outstanding,
      5,555,713 shares and 5,555,713 shares      276,716          276,716
  Additional paid-in capital                   3,652,749        3,652,749
  Accumulated deficit                         (7,258,155)      (6,718,358)

     TOTAL SHAREHOLDERS' EQUITY               (2,456,147)       (1,916,350)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                         $ 3,008,676      $ 2,939,937




See notes to unaudited condensed consolidated financial statements.








                      Page 4 of 20 Pages

            PMC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                             Three Months Ended
                                                 March 31,
REVENUE:
                                          1996               1995
Investment management fees            $ 2,344,321         $ 2,037,768
 Trading income                            30,556              35,686
 Other income                             241,014             157,714

   Total revenue                        2,615,891           2,231,168

EXPENSES:
 Investment manager and
   other fees                           1,407,055           1,157,736
 Salaries and benefits                    766,007             525,428
 Clearing charges and user
   fees                                   208,825             202,535
 Advertising and promotion                178,857              94,840
 General and administrative               127,811             102,221
 Office supplies expense                   63,077              43,436
 Occupancy and equipment costs            248,117             133,821
 Professional fees                        111,310              50,062
 Interest                                  44,630              14,278

   Total expenses                       3,155,689           2,324,357

NET LOSS BEFORE
INCOME TAXES                           $ (539,798)          $ (93,189)

INCOME TAXES                                 -                   -

NET LOSS                               $ (539,798)          $ (93,189)

NET LOSS
PER COMMON SHARE                          $ (0.19)            $ (0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                              5,555,713           5,540,501


See notes to unaudited condensed consolidated financial statements.





                      Page 5 of 20 Pages

            PMC INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                           1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (539,798)   $ (93,189)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
  Accretion of discount on notes receivable              (21,616)     (17,800)
  Depreciation and amortization                          120,835       26,835
  Changes in operating assets and liabilities
     Investment management fees receivable               (25,787)      39,951
     Other receivables                                   (95,170)     (74,641)
     Prepaid expenses and other assets                  (121,438)      17,626
     Accounts payable                                    149,015      (66,208)
     Accrued expenses                                     36,617     (147,316)
     Other liabilities                                     2,474        6,268
     Deferred revenues                                    74,439      (21,672)

  Net cash used in operating activities                 (420,429)    (330,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment
     and software development                           (205,557)     (42,532)
  Reduction of long-term note receivable                 118,036       82,317

     Net cash provided by (used in) investing activities (87,521)      39,785

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                            298,669      300,000
  Principal payments on notes payable                     (2,019)        -
  Principal payments on obligations
     under capital lease                                 (10,516)        -

     Net cash provided by financing activities           286,134      300,000

NET INCREASE (DECREASE) IN CASH                         (221,816)       9,639

CASH, at beginning of period                             313,885      139,918
CASH, at end of period                                  $ 92,069    $ 149,557


See notes to unaudited condensed consolidated financial statements.






                      Page 6 of 20 Pages

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                             Three Months Ended
                                                  March 31,
                                              1996         1995

  Cash paid for interest                    $ 3,672      $ 7,988


See notes to unaudited condensed consolidated financial statements.






































                      Page 7 of 20 Pages

                     PMC INTERNATIONAL, INC.
                        AND SUBSIDIARIES


 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

NOTE 1 -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
          POLICIES

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

PMC was organized in 1986 and its principal business activity is the administration of private and institutional managed account programs with its customers located substantially in the United States. Its services include investment suitability analysis, portfolio modeling and asset allocation, money manager selection, portfolio accounting and performance reporting. PMC's revenues are primarily derived from a percentage of the assets under management. Assets under management are impacted by both the extent to which PMC attracts new, or loses existing clients and the appreciation or depreciation of the U.S. and international equity and fixed income markets. Assets of customers of two unrelated organizations constitute approximately 42% and 8% of the total customer assets in PMC's managed account programs as of March 31, 1996. PMC is registered as an investment advisor under the Investment Advisors Act of 1940.

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

Portfolio  Technology  Services, Inc. ("PTS")  was  organized  in
June, 1994 but had no operations until 1995. PTS was formed for the purpose of developing proprietary software for use in the financial services industry.


                      Page 8 of 20 Pages

                     PMC INTERNATIONAL, INC.
                        AND SUBSIDIARIES


 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                           (Continued)


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (continued)

The accompanying unaudited condensed consolidated financial statements include the historical accounts of PMC for all periods and the accounts of PMCI since September 30, 1993, PBS and PTS since inception and, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal accruals and elimination of intercompany accounts and transactions) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

The majority of costs incurred to establish the technological feasibility of the Company's software products intended to be sold or otherwise marketed were borne by unrelated individuals prior to the products being introduced to the Company. The
Company incurred approximately $50,000 in research and development costs after receiving the products from the unrelated individuals. These costs were expensed in 1995. All subsequent costs incurred after technological feasibility was achieved were capitalized and are being amortized over three years.

The Company provides for depreciation of furniture and equipment on the straight line and declining balance methods based on estimated lives of three to seven years.

Cash and cash equivalents for purposes of the statement of cash flows includes highly liquid investments with a maturity of three months or less at date of acquisition.




                      Page 9 of 20 Pages

                    PMC INTERNATIONAL, INC.
                        AND SUBSIDIARIES


 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                           (Continued)


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (continued)

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding, giving affect to the reverse stock split discussed in Note 3 and preferred dividend requirements. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dillutive.

Goodwill  is  amortized using the straight line  method  over  15 years.

NOTE 2 -  LONG TERM NOTE RECEIVABLE

In connection with the Schield reverse acquisition, the Company acquired a long term note receivable related to the sale of Schield's market timing operations to an entity controlled by a founder of Schield. The note is payable in monthly installments of $32,000, including interest through August, 1998. The note was recorded at its estimated fair value as of September 30, 1993. The discount from the face amount of the note receivable is accreted to interest income over the life of the note using the interest method. The principal balance of the note as of March 31, 1996 is $910,416 compared to its carrying amount of $800,747.

NOTE 3 -  SHAREHOLDERS' EQUITY

Reverse Stock Split

All shares and per share amounts in the accompanying financial statements have been restated to give effect to a one for five reverse stock split of the Company's common stock which was effective November 12, 1993.

Preferred Stock

Holders of preferred stock are entitled to receive dividends at a rate of $0.325 per share per annum (equal to 13% of the purchase price per share attributable to the preferred stock). Dividends are payable semi-annually on January 15 and July 15 in each year. Dividends accrue from the date of the preferred stock issuance and are cumulative. Upon liquidation or dissolution of the Company, holders of preferred stock are entitled to a preference over the holders of common stock in an amount per share equal to the original purchase price attributed to a share of preferred stock ($2.50) plus all unpaid cumulative dividends. The preferred stock is non-participating and the holders of preferred stock have no preemptive rights and no voting rights except as may be required by Colorado law. At the option of the Company, the preferred stock may be redeemed in whole, or in


                     Page 10 of 20 Pages

                     PMC INTERNATIONAL, INC.
                         AND SUBSIDARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                           (Continued)


NOTE 3 -  SHAREHOLDERS' EQUITY (continued)

part, at a price of $2.75 per share, plus unpaid cumulative dividends. Redemption can only occur if certain conditions regarding the bid prices of the Company's common stock and the Company's after-tax earnings are met. As of the date of this report, cumulative dividends in arrears totaled $526,862.

Stock Options and Warrants

During 1994, the Company adopted a Stock Option Plan. Under this plan, the Company may grant stock options to officers and employees. The Stock Option Plan was intended as an Incentive Stock Option Plan, however shareholder approval of the Plan was not sought or obtained within one year of Board adoption and consequently options granted thereunder will not receive incentive stock option treatment. Outside of this plan, the Company has granted options to officers, employees, shareholders and certain other individuals and entities which would allow them to purchase common stock of the Company. In addition common stock warrants have been issued in connection with certain private offerings of debt. At March 31, 1996, options and warrants to purchase common stock at various prices were outstanding with expiration as follows:

     Expiration                                   Exercise
       Date              Options     Warrants      Price

     April, 96           100,000        -         $3.750
     July, Sept. 96       39,000        -          3.100
     Nov. 96, Jan. 97     20,000        -          2.500
     June, 97, Oct. 97    50,500        -          2.500
     February, 98         52,000        -          3.100
     February, 98        150,000        -          1.300
     December, 98           -        300,000       1.620
     September, 99       250,000        -          1.120
     September, 99        50,000        -          1.370
     December, 98        215,500        -          1.375
     December, 2000         -        482,500       1.000
     May, 2005            10,000                    .844
     July, 2005             -      1,441,169       1.000

                         937,000   2,223,669


At March 31, 1996 there were also 200,000 options granted but not issued under an employment agreement, subject to performance and vesting requirements, exercisable at $1.00. In addition, the shareholder with a $1,441,169 note payable referred to in Note 6, has an option to acquire 1,558,831 warrants exercisable at $1.00.

                     Page 11 of 20 Pages

                    PMC INTERNATIONAL, INC.
                        AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                          (Continued)

NOTE 4 -  INCOME TAXES

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

NOTE 5 -  REGULATORY REQUIREMENTS

PBS is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. At March 31, 1996, PBS had net capital and net capital requirements of $132,848 and $100,000, respectively. The Company's net capital ratio (aggregate indebtedness to net capital) was .84 to 1. According to Rule 15c3-1, PBS's net capital ratio shall not exceed 15 to 1. On a consolidated basis, as a result of the requirement, net assets of $120,000 are unavailable for any purpose other than meeting PBS's net capital requirements at March 31, 1996.

NOTE 6 -  NOTES PAYABLE

Notes payable consist of the following:
                                                     March 31,     December 31,
                                                       1996           1995
8-1/2% note payable to shareholder, due July
26, 2000 interest payable monthly beginning          $ 1,441,169  $ 1,200,000
August 10, 1996, principal and all
accrued and unpaid interest is due at
maturity, secured by all assets of PMCI and its subsidiaries (except PBS which security interest is only to its outstanding common stock owned by PMCI).

11.5% note payable to shareholder(s),
unsecured, due August 1, 1998, payable in
monthly installments of $832 including interest.          20,451       22,470


9% notes payable to employees and unrelated
individuals, due December 29, 1996, principal
and interest payable on or before maturity
date, secured by a second lien on Company
assets.                                                  482,500       425,000

                                                     $ 1,944,120   $ 1,647,470
                     Page 12 of 20 Pages

                     PMC INTERNATIONAL, INC.
                        AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                          (Continued)


NOTE 6 -  NOTES  PAYABLE (continued)

The above $1,441,169 shareholder note payable is related to a financing and stock purchase agreement which encompasses a series of transactions. In 1995 the shareholder acquired 1,000,000 shares of the Company's common stock in a private transaction with another individual and loaned the Company $1,200,000. In connection with this loan, a warrant to purchase 1,200,000 shares of common stock (see Note 3) was also received. In addition, the shareholder obtained an option to lend the Company an additional $1,800,000 and received option rights similar to the initial loan. In January 1996 the shareholder partially exercised its $1,800,000 option and loaned the Company $241,169, and received a warrant to purchase 241,169 shares of common stock at $1.00 per share. In April, 1996 the Company accepted $440,000 from this shareholder as partial exercise of its $1,800,000 option to fund the expected settlement costs with the Securities and Exchange Commission as mentioned in Note 7. The shareholder received a warrant to purchase 440,000 shares of common stock at $1.00 per share. In May, 1996 the Company accepted $200,000 from this shareholder as a further partial exercise of its loan option, and the shareholder received a warrant to purchase 200,000 shares of common stock at $1.00 per share.

On December 14, 1995 the Company commenced a private offering of units. Each unit consists of a convertible promissory note with a principal amount of $1,000 and a warrant to purchase 1,000 shares of common stock. Each warrant entitles the holder to purchase one share of common stock at a per share price equal to the greater of $1.00 or the market price on the initial closing date of the offering (see Note 3). A total of 482.5 units were sold pursuant to this offering. In May 1996, the Company commenced a further private offering of securities intending to raise up to an additional $1,067,500.

Maturities of notes payable are as follows:

           Year ending
           December 31,
              1996                          $486,484
              1997                             8,535
              1998                             7,932
              1999                             -
              2000                         1,441,169
                                          $1,647,470

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

The Company has leases for office space and equipment under various operating and capital leases. Included in furniture and equipment is $149,974 of equipment under capital leases at March 31, 1996 and accumulated depreciation relating to these leases of approximately $17,865. Future minimum lease payments under noncancelable leases as of March 31, 1996 are as follows:


                     Page 13 of 20 Pages

                    PMC INTERNATIONAL, INC.
                        AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                          (Continued)


NOTE  7 -  COMMITMENTS AND CONTINGENCIES (continued)
                                                    Principal
Year ending                                            due
December 31,            Operating     Capital     Capital Lease

 1996                   $ 280,815     $ 52,303      $ 35,523
 1997                     343,847       59,318        47,077
 1998                     351,672       47,814        40,875
 1999                     298,658        1,379         1,356
 2000                     293,567         -             -
 Thereafter                24,000         -             -

                       $1,592,559    $ 160,814     $ 124,831

 Less amount
   representing interest                35,983
 Present value of net
   minimum lease payments            $ 124,831

The Company also leases certain equipment from a shareholder and a prior shareholder on a month-to-month basis. During each of the three month periods ended March 31, 1996 and March 31, 1995, PMC paid $1,529 under this lease. Total rent expense for facilities and equipment for the three months ended March 31, 1996 and 1995, was $106,225 and $102,589 respectively.

PMC  is  under  a  formal order of private investigation  by  the
Securities and Exchange Commission relating to certain aspects of
PMC's  practices  with  respect  to  the  purchase  and  sale  of securities  for  its  customer accounts.  PMC  discontinued  this practice in April, 1994 and has submitted a written statement  to
the   staff   of  the  Commission.   The  Company  has  submitted
settlement  proposals  to the Commission,  without  admitting  or
denying liability, on behalf  of  PMC  under   which  PMC  would
disgorge  its trading profits realized from principal trading  in the  approximate  amount of $465,000, together  with  prejudgment interest.  This amount has been included in other liabilities  in the  accompanying  financial statements.  Although no assurances can be given, Management believes that a settlement is close to being reached. However, the $465,000 is only an estimate of the settlement amount; the actual settlement amount could be in excess of the
amount  recorded  in the accompanying financial  statements.   In
addition, the Company has agreed to indemnify a prior officer and
shareholder  for  expenses  incurred  in  his  defense  of   this
investigation.



                     Page 14 of 20 Pages

                       PMC INTERNATIONAL, INC.
                           AND SUBSIDIARIES

    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                             (Concluded)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

The Company has suffered significant losses from operations and has a working capital deficiency as of March 31, 1996 of approximately $3,200,000. The Company needs additional sources of liquidity to fund its operations, however there is no assurance
that  such  liquidity  will be available  to  the  Company.   The
financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

NOTE 8 -  EMPLOYEE BENEFIT PLAN

Salary deferral "401(k)" plan

The plan allows employees, who have completed one year of employment and at least 1,000 hours service, to defer up to 15% of their salary. The Company may match employee contributions by an amount determined annually by the board of directors. Only contributions up to the first 6% of an employee's salary will be considered for the match. On February 15, 1995 PMCI's Board of Directors approved the issuance of 15,212 shares of PMCI common stock (valued at the market price at the date of grant of $1.00 per share) to match participant's contributions for the year ended December 31, 1994. The Board did not approve a matching contribution for the year ended December 31, 1995

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Financial Analysis

PMC International, Inc.'s ("PMCI" or "the Company") consolidated revenues are currently generated through its subsidiaries Portfolio Management Consultants, Inc. ("PMC"), Portfolio Brokerage Services, Inc. ("PBS"), and Portfolio Technology Services, Inc. ("PTS"). Currently, the Company's revenues are primarily derived from fees charged to clients for certain investment advisory, broker-dealer, portfolio administration and reporting services ("Investment Management Fees") which generally are collected in advance on a quarterly basis from each of its clients. PMC's Investment Management Fees, which are collected as a percentage of client assets under management, are determined by the net assets under management. Fees are impacted by the extent to which the Company attracts new, or loses existing Clients, the appreciation or depreciation of the U.S. and International equity and fixed income markets, and the type and size of accounts and the corresponding difference in fee schedules.

During the first quarter of 1996, the Company's subsidiary PTS began contributing revenues as two institutional clients entered into agreements for Allocation Manager(TM), the Company's new mutual fund asset allocation program. Also during this period, the Company's new performance reporting service, Managed Account Reporting Services ("MARS"), began signing new clients and generating revenue.

PMCI's  revenues from Investment Management Fees  for  the  three months  ending March 30, 1996 and 1995 were $2,344,321 and  $2,037,768 respectively, representing growth of 15%. The Company's total revenues for the first quarter of 1996 were $2,615,891 vs $2,231,168 for the same period in 1995, representing growth in total revenues of 17%.

PMCI's  total  expenses  for  the  first  quarter  of  1996  were
$3,155,689  vs  $2,324,357 for the first quarter of  1995.   This
caused  the Company to experience a loss of $539,798 as  compared with a loss of $93,189 for the first quarter of 1995. Investment Manager Fees (advisory fees paid to third party money managers) increased substantially over the same period last year relative to the increase in Investment Management Fees received by the Company from clients. This was primarily due to several factors.
First,  the  Company  experienced a shift in  asset  growth  from
high  margin  sales  channels  to  lower margin channels.   Also,
much  of the new business growth during the first quarter of 1996 was  in  connection with larger sized relationships  which  enjoy lower pricing, resulting in lower gross fees to PMC. Additionally, Investment Manager Fees, which are payable out of the Investment Management Fees received by PMC, are based on a fixed percent of the client assets managed and are generally not negotiated on an account by account basis. Consequently, as PMC has obtained lower margin business, the ratio of such fees being paid out to Investment
Managers has increased.  Management   is   currently   making
adjustments to pricing which is intended to improve margins on its business. Management believes these new pricing guidelines will not adversely affect its business development efforts.

Substantial costs were incurred as a result of the marketing and roll-out of the Company's new products. In connection with the development and release of these products, PMC and PTS have increased staffing to their sales, marketing and operations

                    Page 16 of 20 Pages
departments. The first quarter's financial results reflected those costs. Primarily related to the new products and increased staffing, Salaries and Benefits expense increased 46% over the prior period, Advertising and Promotion, including travel, seminar and conference costs, increased 88%, and General and Administrative expenses increased 25%. In addition, Occupancy and Equipment costs increased 85%, principally as a result of higher depreciation relating to the development costs of Allocation Manager and upgrades to operating systems.

Also, as a result of the Company's financing activities to generate working capital, interest expense increased from $14,278 during the first quarter of 1995 to $44,630 for the same period in 1996.

Liquidity and Capital Resources

Until  the Company begins generating adequate revenues  from  its new and existing products to compensate for the increased costs described above, it anticipates experiencing further losses and the  need for additional liquidity.  To provide adequate cash  to fund operations, the Company has been authorized by its Board of Directors to borrow the monies necessary to cover its projected cash flow short-falls.  In connection with a prior financing, the
Company   granted   to  Bedford  Capital  Financial   Corporation
("Bedford")  an option to lend additional funds to  the  Company.
In January 1996, Bedford loaned the Company $241,169, which funds were used for working capital purposes. In April 1996, Bedford loaned the Company $440,000, which funds are being retained by the  Company to fund the expected costs of a settlement with  the
SEC.   In  May  1996,  Bedford loaned the Company  an  additional
$200,000 for working capital purposes. The balance of Bedford's option to loan funds to the Company is approximately $919,000.
While Bedford has indicated its intention to loan an additional $300,000 to the Company, there is no assurance that further loans from Bedford will be made. In addition, at the time of this filing, PMCI is conducting a private debt offering of securities for up to $1,067,500. Management believes that the successful completion of the debt offering coupled with funds expected to be  provided under  the Bedford option, will provide the Company with adequate liquidity to meet its currently projected cash requirement through fiscal 1996. Management is hopeful that the
Company will be cash flow positive by the end of 1996, although no assurance can be given that will be attained.  In addition, there can be no assurance that the debt offering will be successful, that Bedford will exercise all or any portion of its loan option, or that if such  funding  is received  by the Company, that it will be sufficient to meet the Company's liquidity requirements. Also, there is no assurance that other internal or external sources of liquidity will be available to meet the Company's cash flow requirements. In the absence of sufficient funds, PMCI's marketing and sales efforts will be hampered with an expected corresponding decrease  in revenues,  and  an adverse
impact on the Company's prospects  for profitability.    See  the
accompanying financial statements. Although no assurance can be given, the Company does not expect to continue generating losses of this magnitude in the future when its recently developed products, which are just beginning to be sold and installed, generate ongoing asset based revenues.

Management Discussion

The  first  quarter  of  1996  was important  for  PMCI  and  its
subsidiaries.   Although  the Company experienced  a  substantial
financial loss as a result of increased expenses related to infrastructure expansion, several financial institutions entered into agreements to utilize the Company's new mutual fund asset
allocation  software,  Allocation Manager(TM) ("AM").   In  addition,
several other institutions indicated interest in AM and were negotiating agreements with the Company at the time of this filing.

               Page 17 of 20 Pages

Increased interest in the Company's PWM(TM) (private money manager wrap program) was experienced and the Company began working with several new distribution channels. Also, new clients were established for the Company's Style Manager(SM) portfolio management services and subscribers to the Company's new Managed Account Reporting Service ("MARS") grew at a significant rate. These products were discussed in depth in the Company's 1995 annual filing, Form 10-KSB.

The loss experienced for the first quarter of 1996 was of concern to Management as it evidenced the cost to the Company of being approximately two quarters behind on the final release of its AM
software  program.   On  a  positive  note, however,  is the fact
that AM Version 2.1 has been completed and is now being shipped. Initial installation of fully customized versions of AM for several institutional clients is scheduled to be completed during the latter part of the second quarter. Also on a positive
note has been initial  industry's  general response   to  AM.
Although  no  assurances  can  be   offered, Management  is
optimistic regarding the prospects  for  this  new product.

Although the Company has experienced substantial losses over the past two years, Management believes that development of new products has positioned the Company for renewed growth.

                    Page 18 of 20 Pages

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

As reported in prior filings, PMC has since April of 1994 been in dicussion with the Central Regional Office of the U.S. Securities and Exchange Commision (SEC) regarding an investigation by that office of PMC's former practice of principal trading. Although the matter has not yet been settled with the SEC, Management now believes it is close to reaching a settlement agreement which, without admitting or denying certain SEC allegations, would allow the Company to close this matter. See Notes to the accompanying unaudited financial statements. As with any such matter, there is always the possiblity that settlement discussions could terminate without the matter reaching acceptable mutual resolution.

PMCI, its subsidaries, and its Officers have no other material regulatory or civil matters pending. The Company is not engaged in any material litigation, threatened or otherwise, at the time of this filing.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

Holders of Preferred Stock are entitled to  receive dividends  at a rate of $0.325 per share per annum (equal to 13% of the purchase price per share attributable to the Preferred Stock). Dividends are payable semi-annually on January 15 and July 15 in each year commencing July 15, 1991. Dividends accrue from the
date  of  the Preferred Stock issuance and are cumulative.   Upon
liquidation or dissolution of the Company, holders of Preferred Stock are entitled to a preference over the holders of Common Stock in an amount per share equal to the original purchase price attributed to a share of Preferred Stock ($2.50) plus all unpaid cumulative dividends. The Preferred Stock is non-participating and the holders of Preferred Stock have no preemptive rights and
no  voting rights except as may be required by Colorado law.   At
the option of the Company, the Preferred Stock may be redeemed in whole, or in part, at a price of $2.75 per share, plus unpaid cumulative dividends. Redemption can only occur if certain conditions regarding the bid prices of the Company's common stock
and the Company's after-tax  earnings are  met.   No preferred
dividends have been paid since July 15, 1991, and as of January 15, 1996, cumulative dividends in arrears totaled $526,862.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     A.        Number      Exhibit       Page Number

              (27)Financial Data Schedule    21

     B. The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.


































                     Page 19 of 20 Pages

                           SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PMC INTERNATIONAL, INC.
                              REGISTRANT



Date:  May  20,  1996         /S/   Kenneth  S. Phillips
                              Kenneth S. Phillips
                              President, Chief Executive Officer



Date:  May 20, 1996           /S/   Vali Nasr
                              Vali Nasr
                              Chief Financial Officer



























                     Page 20 of 20 Pages