Form 10QSB
period 1996-06-30
PMC INTERNATIONAL INC
filed 1996-08-19
CIK 765815

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number:  0-14937

                          PMC INTERNATIONAL, INC.
     (Exact name of small business issuer as specified in its charter)

             COLORADO                            84-0627374
  (State or other jurisdiction of            (IRS Employer
   incorporation or organization)             Identification No.)

555 17th Street, 14th Floor, Denver, Colorado   80202
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 9, 1996.

Common Stock $0.01 Par Value                   5,555,713
           Class                            Number of Shares

Transitional Small Business Disclosure Format
Yes       No X





                            Page 1 of 20 Pages
                      Exhibit Index Begins on Page 19

                          PMC INTERNATIONAL, INC.

                                   INDEX


PART I    Financial Information                               Page No.

Item 1    Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
          -  June 30, 1996 and December 31, 1995                 3

          Condensed Consolidated Statements of Income            5
          -  Three months ended June 30, 1996
             and June 30, 1995; Six months ended
             June 30, 1996 and June 30, 1995

          Condensed Consolidated Statements of Cash Flow         6
          -  Six months ended June 30, 1996
             and June 30, 1995

          Notes to Unaudited Condensed Consolidated Financial    8
             Statements

Item 2    Management's Discussion and Analysis of               16
             Financial Condition and Results of
             Operations

PART II   Other Information

Item 1    Legal Proceedings                                     19

Item 3    Defaults Upon Senior Securities                       19

Item 6    Exhibits and Reports on Form 8-K                      19

Signatures                                                      20













                            Page 2 of 20 Pages

PART I.   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS (Note 1)

                 PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                                       (Unaudited)
                                         June 30,       December 31,
                                           1996             1995

CURRENT ASSETS

  Cash and cash equivalents            $ 722,530         $ 313,885
  Receivables
     Investment management fees           63,560            39,733
     Other receivables                   754,645            63,210
  TOTAL                                1,540,735           416,828

FURNITURE AND EQUIPMENT, at cost,
  net of accumulated depreciation of
  $509,008 and $355,231 (Note 1)         760,740           688,233

SOFTWARE DEVELOPMENT, at cost,
  net of accumulated depreciation of
  $91,723 and $0 (Note 1)                507,776           419,617

PREPAID EXPENSES AND OTHER ASSETS        420,225           220,605

GOODWILL (net of amortization of $64,183
  and $52,513) (Note 1)                  285,817           297,487

LONG TERM NOTE RECEIVABLE (Note 2)       726,087           897,167

  TOTAL ASSETS                       $ 4,241,380       $ 2,939,937





See notes to unaudited condensed consolidated financial statements





                            Page 3 of 20 Pages

                 PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                            (Unaudited)
                                              June 30,      December 31,
                                                1996            1995

LIABILITIES
  Accounts payable                            $ 792,949    $ 1,442,694
  Accrued expenses                              817,704        707,897
  Other liabilities                             577,792        571,389
  Deferred revenue                              509,355        411,347
  Notes payable (Note 6)                      4,518,515      1,647,470
  Obligations under capital lease               135,732         75,490
     (Note 7)

  TOTAL LIABILITIES                           7,352,047      4,856,287

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 3)
  Preferred stock, no par value - authorized
     5,000,000 shares; issued and outstanding,
     349,017 shares and 349,017 shares          872,543        872,543
  Common stock, $.01 par value - authorized
     50,000,000 shares; issued and outstanding,
     5,555,713 shares and 5,555,713 shares      276,716        276,716
  Additional paid-in capital                  3,652,749      3,652,749
  Accumulated deficit                        (7,912,675)    (6,718,358)

     TOTAL SHAREHOLDERS' EQUITY              (3,110,667)    (1,916,350)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                        $ 4,241,380    $ 2,939,937




See notes to unaudited condensed consolidated financial statements.






                             Page 4 of 20 Pages

                 PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                Three Months Ended      Six Months Ended
                                     June 30,               June 30,
REVENUE:
                                 1996        1995        1996        1995
Investment management fees $ 2,435,382  $ 2,080,085  $4,779,703 $4,117,853
 Trading income                  3,718       16,791      34,274     52,477
 Other income                  154,220       88,458     395,234    246,172

   Total revenue             2,593,320    2,185,334   5,209,211  4,416,502

EXPENSES:
 Investment manager and
   other fees                1,426,344    1,193,269   2,833,399  2,351,005
 Salaries and benefits         768,949      541,533   1,534,956  1,062,880
 Clearing charges and user
   fees                        199,385      184,301     408,210    386,865
 Advertising and promotion     151,521      178,700     330,378    277,621
 General and administrative    131,916       88,579     259,727    192,045
 Office supplies expense        58,063       42,777     121,140     86,213
 Occupancy and equipment costs 164,362      113,288     291,644    219,000
 Depreciation and amortization 136,335       30,835     257,170     57,670
 Professional fees             139,008      145,825     250,318    195,887
 Interest                       71,957       20,741     116,587     35,019

   Total expenses            3,247,840    2,539,848   6,403,529  4,864,205

NET LOSS BEFORE
INCOME TAXES               $ (654,520)  $ (354,514) $ (1,194,318)$ (447,703)

INCOME TAXES                        -            -             -          -

NET LOSS                   $ (654,520)  $ (354,514) $ (1,194,318)$ (447,703)

NET LOSS
PER  COMMON  SHARE         $    (0.22)  $    (0.07) $     (0.32) $    (0.09)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                 5,555,713     5,540,501   5,555,713    5,540,501


See notes to unaudited condensed consolidated financial statements.




                            Page 5 of 20 Pages

                 PMC INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)
                                                   Six Months Ended
                                                       June 30,
                                                  1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $ (1,194,318)    $ (447,703)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
  Accretion of discount on notes receivable     (37,303)       (40,998)
  Depreciation and amortization                 257,170         57,670
  Changes in operating assets and liabilities
     Investment management fees receivable      (23,827)        43,375
     Other receivables                          (72,604)       (49,584)
     Prepaid expenses and other assets         (199,620)        (4,579)
     Accounts payable                          (649,745)       (17,116)
     Accrued expenses                           109,807        (67,973)
     Other liabilities                            6,403        131,254
     Deferred revenues                           98,008         61,716

  Net cash used in operating activities      (1,706,029)      (333,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment
     and software development                  (323,158)      (130,825)
  Reduction of long-term note receivable        208,383        194,333

     Net cash provided by (used in)             114,775         63,508
       investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                 2,256,169        305,000
  Principal payments on notes payable            (3,955)
  Principal payments on obligations
     under capital lease                        (22,765)        _______

     Net cash provided by financing           2,229,449       305,000
        activities

NET INCREASE (DECREASE) IN CASH                 408,645        34,570

CASH, at beginning of period                    313,885       139,918
CASH, at end of period                        $ 722,530     $ 174,488


See notes to unaudited condensed consolidated financial statements.







                            Page 6 of 20 Pages

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                             Six Months Ended
                                                 June 30,
                                             1996         1995

  Cash paid for interest                  $ 26,013     $ 12,441



SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:

  The Company incurred additional capital lease obligations during the six months ended June 30, 1996 of $83,007 for computer equipment.


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

  On  June  30, 1996 a firm commitment was received from  Bedford
  Capital Corporation to loan the Company additional funds in connection with a prior financing. On July 9 the Company received funds in the amount of $618,831 from Bedford.


See notes to unaudited condensed consolidated financial statements.








                            Page 7 of 20 Pages

                          PMC INTERNATIONAL, INC.
                             AND SUBSIDIARIES


 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

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

PMC was organized in 1986 and its principal business activity is the administration of private and institutional managed account programs with its customers located substantially in the United States. Its services include investment suitability analysis, portfolio modeling and asset allocation, money manager selection, portfolio accounting and performance reporting. PMC's revenues are primarily derived from a percentage of the assets under management. Assets under management are impacted by both the extent to which PMC attracts new, or loses existing clients and the appreciation or depreciation of the U.S. and international equity and fixed income markets. Assets of customers of three unrelated organizations constitute approximately 35%, 8% and 6% of the total customer assets in PMC's managed account programs as of June 30, 1996. PMC is registered as an investment advisor under the Investment Advisors Act of 1940.

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



                            Page 8 of 20 Pages

                          PMC INTERNATIONAL, INC.
                             AND SUBSIDIARIES


 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                (Continued)


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES (continued)

The accompanying unaudited condensed consolidated financial statements include the historical accounts of PMC for all periods and the accounts of PMCI since September 30, 1993, PBS and PTS since inception and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal accruals and elimination of intercompany accounts and transactions) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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


                            Page 9 of 20 Pages

                          PMC INTERNATIONAL, INC.
                             AND SUBSIDIARIES


 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                (Continued)


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

NOTE 2 -  LONG TERM NOTE RECEIVABLE

In connection with the Schield reverse acquisition, the Company acquired a long term note receivable related to the sale of Schield's market timing operations to an entity controlled by a founder of Schield. The note is payable in monthly installments of $32,000, including interest through August, 1998. The note was recorded at its estimated fair value as of September 30, 1993. The discount from the face amount of the note receivable is accreted to interest income over the life of the note using the interest method. The principal balance of the note as of June 30, 1996 is $820,070 compared to its carrying amount of $726,087.

NOTE 3 -  SHAREHOLDERS' EQUITY

Reverse Stock Split

All shares and per share amounts in the accompanying financial statements have been restated to give effect to a one for five reverse stock split of the Company's common stock which was effective November 12, 1993.

Preferred Stock

Holders of preferred stock are entitled to receive dividends at a rate of $0.325 per share per annum (equal to 13% of the purchase price per share attributable to the preferred stock). Dividends are payable semi-annually on January 15 and July 15 in each year. Dividends accrue from the date of the preferred stock issuance and are cumulative. Upon liquidation or dissolution of the Company, holders of preferred stock are entitled to a preference over the holders of common stock in an amount per share equal to the original purchase price attributed to a share of preferred stock ($2.50) plus all unpaid cumulative dividends. The preferred stock is non-participating and the holders of preferred stock have no preemptive rights and no voting rights except as may be required by Colorado law. At the option of the Company, the preferred stock may be redeemed in whole, or in part, at a price of $2.75


                             Page 10 of 20 Pages

                          PMC INTERNATIONAL, INC.
                             AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                (Continued)

NOTE 3 -  SHAREHOLDERS' EQUITY (continued)

per share, plus unpaid cumulative dividends. Redemption can only occur if certain conditions regarding the bid prices of the Company's common stock and the Company's after-tax earnings are met. As of the date of this report, cumulative dividends in arrears totaled $583,576.

Stock Options and Warrants

During 1994, the Company adopted a Stock Option Plan. Under this plan, the Company may grant stock options to officers and employees. The Stock Option Plan was intended as an Incentive Stock Option Plan, however shareholder approval of the Plan was not sought or obtained within one year of Board adoption and consequently options granted thereunder will not receive incentive stock option treatment. Outside of this plan, the Company has granted options to officers, employees, shareholders and certain other individuals and entities which would allow them to purchase common stock of the Company. In addition common stock warrants have been issued in connection with certain private offerings of debt. At July 31, 1996, options and warrants to purchase common stock at various prices were outstanding with expiration as follows:

     Expiration                                            Exercise
     Date                     Options      Warrants          Price

     September, 96             19,000            -         $  3.100
     October, 96                1,000            -            1.375
     Nov., 96, Jan., 97        20,000            -            2.500
     June, 97, Oct., 97        50,500            -            2.500
     February, 98              52,000            -            3.100
     February, 98             150,000            -            1.300
     December, 98                   -      300,000            1.620
     September, 99            250,000            -            1.120
     September, 99             50,000            -            1.370
     December, 99             209,500            -            1.375
     December, 2000                 -      482,500            1.000
     March, 2001              125,000            -            1.000
     May, 2001                      -    1,017,500            1.000
     June, 2001               300,000            -            1.000
     July, 2005                     -    3,000,000            1.000

                            1,227,000    4,800,000

At July 31, 1996 there were also 200,000 options granted but not issued under an employment agreement, subject to performance and vesting requirements, exercisable at $1.00.


                       Page 11 of 20 Pages

                    PMC INTERNATIONAL, INC.
                        AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

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

NOTE 5 - REGULATORY REQUIREMENTS

PBS is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. At June 30, 1996, PBS had net capital and net capital requirements of $261,883 and $100,000, respectively. The Company's net capital ratio (aggregate indebtedness to net capital) was .10 to 1. According to Rule 15c3-1, PBS's net capital ratio shall not exceed 15 to 1. On a consolidated basis, as a result of the requirement, net assets of $120,000 are unavailable for any purpose other than meeting PBS's net capital requirements at June 30, 1996.

NOTE 6 -  NOTES PAYABLE

Notes payable consist of the following:
                                                June 30,       December 31,
8-1/2% note payable to shareholder, due July     1995             1996
26, 2000 interest payable monthly beginning
August  10,  1996, principal and all accrued   $3,000,000      $1,200,000
and  unpaid  interest  is   due   at
maturity, secured by all assets of PMCI
and its subsidiaries  (except PBS which
security interest is only to its outstanding common stock owned by (PMCI).

11.5%   note   payable   to   shareholder(s),
unsecured,  due  August 1, 1998,  payable  in
monthly   installments  of   $832   including
interest.                                          18,515         22,470

9%  notes  payable to employees and unrelated
individuals, due December 31, 1996, principal
and  interest  payable on or before  maturity
date,  secured  by a second lien  on  Company
assets.                                          482,500         425,000

9%  notes  payable to employees and unrelated
individuals, due December 31, 1997, principal
and  interest  payable on or before  maturity
date,  secured  by a second lien  on  Company
assets.                                        1,017,500           ---

                                              $4,518,515      $1,647,470


                       Page 12 of 20 Pages

                     PMC INTERNATIONAL, INC.
                        AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (Continued)

NOTE  6  -   NOTES  PAYABLE (continued)

The above $3,000,000 shareholder note payable is related to a financing and stock purchase agreement which encompasses a series
of  transactions.   In  1995 the shareholder  acquired  1,000,000
shares  of  the  Company's common stock in a private  transaction
with  another  individual and loaned the Company $1,200,000.   In
connection with this loan, a warrant to purchase 1,200,000 shares of common stock (see Note 3) was also received. In addition, the shareholder obtained an option to lend the Company an additional $1,800,000 and received option rights similar to the initial
loan.   In  January 1996 the shareholder partially exercised  its
$1,800,000 option and loaned the Company $241,169, and received a warrant to purchase 241,169 shares of common stock at $1.00 per
share.   In  April, 1996 the Company accepted $440,000 from  this
shareholder as partial exercise of its $1,800,000 option to  fund the expected settlement costs with the Securities and Exchange Commission as mentioned in Note 7. The shareholder received a warrant to purchase 440,000 shares of common stock at $1.00 per
share.   In  May,  1996 the Company accepted $500,000  from  this
shareholder as a further partial exercise of its loan option, and the shareholder received a warrant to purchase 500,000 shares of common stock at $1.00 per share. On June 30, 1996 the Company received a firm commitment from the shareholder to exercise the remainder of its option and loan the Company $618,831. This amount is included in the Company's balance sheet as another receivable and notes payable. The funds were received by the Company on July 9, 1996 and Shareholder received a warrant to purchase 618,831 shares of common stock at $1.00 per share.

On December 14, 1995 the Company commenced a private offering of units. Each unit consists of a convertible promissory note with a principal amount of $1,000 and a warrant to purchase 1,000 shares of common stock. Each warrant entitles the holder to purchase one share of common stock at a per share price equal to the greater of $1.00 or the market price on the initial closing date of the offering. A total of 482.5 units were sold pursuant to this offering. On May 7, 1996 the Company commenced a further private offering of units of securities. Each unit consists of a convertible promissory note with a principal amount of $1,000 and a warrant to purchase 1,000 shares of common stock. Each warrant entitles the holder to purchase one share of common stock at a per share price equal to the greater of $1.00 or the market price on the initial closing date of the offering. A total of 1,017.5 units were sold pursuant to this offering. (See Note 3).

Maturities of notes payable are as follows:

              Year ending
              December 31,
              1996                    $   484,548
              1997                      1,026,035
              1998                          7,932
              1999                             -
              2000                      3,000,000
                                       $4,518,515

                       Page 13 of 20 Pages

                    PMC INTERNATIONAL, INC.
                        AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (Continued)


NOTE 7 -  COMMITMENTS AND CONTINGENCIES

The Company has leases for office space and equipment under various operating and capital leases. Included in furniture and equipment is $173,128 of equipment under capital leases at June 30, 1996 and accumulated depreciation relating to these leases of approximately $21,025. Future minimum lease payments under noncancelable leases as of June 30, 1996 are as follows:


                                                      Principal
 Year ending                                             due
December   31,             Operating     Capital    Capital Lease

 1996                       $187,211    $ 50,901      $ 27,160
 1997                        343,847      70,006        54,382
 1998                        351,672      58,502        49,869
 1999                        298,658       4,462         4,321
 2000                        293,567           -             -
 Thereafter                   24,000           -             -

                          $1,498,955    $183,871    $ 135,732

 Less amount
   representing interest                  48,139
 Present value of net
   minimum lease payments               $135,732

The Company also leases certain equipment from a shareholder and a prior shareholder on a month-to-month basis. During each of the six month periods ended June 30, 1996 and June 30, 1995, PMC paid $4,992 under this lease. Total rent expense for facilities and equipment for the six months ended June 30, 1996 and 1995, was $243,418 and $213,096 respectively.

On June 27, 1996 Portfolio Management Consultants, Inc. entered into a settlement with the Securities and Exchange Commission concerning a previously announced SEC investigation primarily concerning PMC's former trading/disclosure practices. Under the terms of the settlement, without admitting or denying various findings of the SEC, PMC agreed to disgorge certain net trading profits realized from principal trading together with prejudgement interest thereon in an amount to be determined by an independent accountant. The Company has preliminarily estimated the amount of the net trading profits to be $465,000. This amount is only an estimate and the actual amount of the disgorgement may materially differ.

                       Page 14 of 20 Pages

                       PMC INTERNATIONAL, INC.
                           AND SUBSIDIARIES

    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (Concluded)

NOTE  7 -   COMMITMENTS  AND CONTINGENCIES (continued)

The Company has suffered significant losses from operations and has a working capital deficiency as of June 30, 1996 of approximately $1,300,000. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

NOTE 8 -  EMPLOYEE BENEFIT PLAN

Salary deferral "401(k)" plan

The plan allows employees, who have completed one year of employment and at least 1,000 hours service, to defer up to 15% of their salary. The Company may match employee contributions by an amount determined annually by the board of directors. Only contributions up to the first 6% of an employee's salary will be considered for the match. On February 15, 1995 PMCI's Board of Directors approved the issuance of 15,212 shares of PMCI common stock (valued at the market price at the date of grant of $1.00 per share) to match participant's contributions for the year ended December 31, 1994. The Board did not approve a matching contribution for the year ended December 31, 1995.


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Financial Analysis

PMC International, Inc.'s ("PMCI" or "the Company") consolidated revenues are generated through its subsidiaries Portfolio
Management Consultants, Inc. ("PMC"), Portfolio Brokerage Services, Inc. ("PBS"), and Portfolio Technology Services, Inc. ("PTS"). Currently, the Company's revenues are primarily derived from fees charged to clients for certain investment advisory, broker-dealer, portfolio administration and reporting services ("Investment Management Fees") which generally are collected in advance on a quarterly basis from each of its clients. PMC's Investment Management Fees, which are collected as a percentage of client assets under management, are determined by the net assets under management. Fees are impacted by the extent to which the Company attracts new, or loses existing Clients, the appreciation or depreciation of the U.S. and International equity and fixed income markets, and the type and size of accounts and the corresponding difference in fee schedules.

During the first half of 1996, the Company's subsidiary PTS began contributing revenues as two institutional clients entered into agreements for Allocation Manager, the Company's new mutual

                       Page 15 of 20 Pages
fund asset allocation program. Also during this period, the Company's new performance reporting service, Managed Account
Reporting Services ("MARS"), began signing new clients and generating revenue.

PMCI's revenues were generated primarily through its subsidiary PMC. Investment Management Fees for the three months and the six months ended June 30, 1996, increased by 17% and 16%, respectively, over the three months and six months ended June 30, 1995. Total revenues for the three months and six months increased by 18% over the same time periods in the previous year. Increased revenues are primarily attributable to a 15% increase in assets under management from June 30, 1995 to June 30, 1996.

Total expenses for the three months and six months ended June 30, 1996, on a consolidated basis, increased by 28% and 32%, respectively, over the same time periods in 1995. The largest percentage increases were experienced in interest and depreciation. These two line items account for approximately 6% of total expenses and 31% of total loss for the three months and the six months ended June 30, 1996. For the three months ended June 30, 1995 those expenses accounted for only 2% of total expenses and 15% of total loss. For the six months ended June 30, 1995 the percentages were 2% and 21%.

Analysis of the losses reveal that as a result of the Company's financing activities and it's increase in capital lease payments, interest expense increased from $35,019 during the first six months of 1995 to $116,587 for the same period in 1996. Cash outlays for interest payments for the six months ended June 30, 1995 and June 30, 1996 were $12,441 and $26,013, respectively.
(See Notes 6 and 7 to the accompanying unaudited financial statements.)

Depreciation on the previously capitalized costs of developing the Company's new software products and other fixed assets, and amortization of goodwill for the three months and six months ended June 30, 1996 was $136,335 and $257,170, respectively. Depreciation and amortization for the comparable periods in 1995 was $30,835 and $57,670. (See Note 1 to the accompanying unaudited financial statements.)

Increased staffing and costs associated with the development, release and support of the Company's new products resulted in higher overall expense in the areas of salaries, advertising, general and administrative costs and supplies. At June 30, 1996 the Company employed 45 full time employees and 4 part time employees. At June 30, 1995 the Company employed 31 full time employees. Included in general and administrative expense for the six months ended June 30, 1996 is approximately $20,000 of external cost related to the financing activities more fully described elsewhere in this discussion. Other areas of substantially increased expenses were telephone, printing and reference materials and publications.

Occupancy and equipment costs rose by 33% for the six months ended June 30, 1996 over the same time period in the previous year. Approximately half of the increase was due to the addition of non-capitalized hardware and software. Also, cost relating to repairs and/or maintenance of existing equipment increased. The balance of the increase is primarily due to increased equipment rentals and an annual adjustment to the Company's office lease for common operating costs.



                       Page 16 of 20 Pages

Although  the  legal fees related to the Company's  defense   and
final settlement with the SEC of an investigation that began in April of 1994 decreased during the first six months of 1996, other
consulting   fees,  primarily  related  to  the  development   of
new  marketing   materials,  internal systems,   and   regulatory
compliance associated with new products, resulted in an overall increase to professional fees of 28% over the first six months of 1995.

Liquidity and Capital Resources

Through  the  first  two  quarters of 1996,  the  Company  raised
$1,075,000  through  private  offerings  of  securities  and   an
additional  $1,181,169 through the exercise  by  Bedford  Capital
Financial Corporation of its outstanding option to loan funds  to the Company.  Also, on June 30, 1996 Bedford exercised the balance of its loan option with funds to be paid to the Company in July.
The Company received the balance of the funds from  Bedford's loan
commitment in the amount of $618,831 on July 9,  1996.   All  of
such funding was in the form of debt whereby the Company issued promissory notes to the investors  and the  investors received a warrant to purchase a share of the Company's common stock for each dollar lent to the Company.  (See Note 3 to the accompanying unaudited
financial statements.)   The private   offering  financing  resulted
in the issuance of subordinated debt due in December 1996 or 1997, with interest payable quarterly at the rate of 9%. The Bedford debt
(which  totals $3,000,000 since July 1995) is due in full on July 26,
2000, with monthly  interest only payments at the rate of 8 1/2% commencing
in August  1996.   Management believes these  funding  efforts  will
allow   the   Company  to  meet  its  liquidity  and  cash   flow
requirements until its new and existing products begin generating
sufficient  revenues  to  compensate  for  the  increased   costs
discussed above, or until such time as the Company can raise additional equity capital; however, there is no assurance that the funds currently available to the Company will be sufficient to meet its needs or that the rollout of the Company's new products will be successful.

To meet the Company's future capital requirements, Management with the support of the PMCI Board of Directors, is investigating the engagement of investment banking firms for the purpose of further capitalizing the Company. Management's intention is to raise additional equity capital to 1) finance losses to the extent they may continue, 2) strengthen the Company's balance sheet with the goal of obtaining the relisting of the Company's common stock on NASDAQ, and 3) provide adequate working capital to meet the Company's long term needs.

There  can  be  no  assurance the Company will be  successful  in connection with these efforts, that the working capital, if found, would come in as equity or that such capitalization will allow the Company to meet its goals or will otherwise be sufficient to meet the Company's needs. Although the Company does not anticipate generating losses of this magnitude in the future as its existing and new products begin selling into the many new relationships and channels being established, there can be no assurance that the Company's operations will become profitable. There is no guarantee that internal or external sources of liquidity will be available to meet the Company's requirements. In the absence of such funds, PMCI's product development, marketing and sales efforts will be hindered with an anticipated adverse impact on the Company and its prospects for profitability.

Management Discussion

The second quarter of 1996 was important for PMC International, Inc. First, the Company's subsidiary, Portfolio Management Consultants, Inc. ("PMC"), settled a two and one half year old investigation with the SEC. The settlement is discussed under Legal Proceeding and specifics

                       Page 17 of 20 Pages
are available in an 8-K filing dated June 27, 1996. The resolution of this matter is a very welcome event at PMC. A long and painful process, the investigation diverted much of the Company's resources and interfered with PMC's ability to attract new clients for a significant period of time. With the matter settled, PMC can concentrate on new business development without the "over-hang" or stigma of an active regulatory investigation.

As evidence of PMC's energized focus on new business, two significant new business relationships were entered into during the second quarter. First, PMC entered into an agreement with Schwab Institutional, the custodial and brokerage division of Charles Schwab & Co., Inc., that focuses on providing services to independent Registered Investment Advisors ("RIA"). Under the terms of the agreement, both firms will work to jointly identify advisors interested in utilizing PMC's Private Wealth Management ("PWM") program. The private management segment of the financial services industry is estimated by industry sources to now exceed $100 billion.

Schwab Institutional will provide brokerage, custody and securities clearing services while PMC will provide asset allocation, money manager due diligence, monthly and quarterly reporting, sales support and training. This agreement teams PMC with what Management believes to be one of the most powerful and dynamic marketing organizations in the US and Management considers it to be a very important strategic relationship. PMC and Schwab are just beginning to market the program and marketing materials are still being created and produced. Currently, Schwab Institutional services more than 4,500 independent RIAs nationwide.

Also during the second quarter, PMC entered into an agreement with Investment Centers of America ("ICA") to market Allocation Manager ("AM"), PMC's new mutual fund asset allocation program. ICA has relationships with approximately 250 banks, primarily in the mid- west, pursuant to which it provides investment management and related services to the clients of those banks. It is expected that ICA will begin marketing AM during the third quarter.

In  the first two quarters of 1996, the Company raised a total of
$2,256,000  through  private  placements  of  subordinated   debt
securities and through the exercise by Bedford of its  option  to
loan   funds  to  the  Company.   See,  "Liquidity  and   Capital
Resources." In addition, the Company received the balance of the funds from Bedford's loan commitment in the amount of $618,831 in July. Management believes that Bedford's completion of its debt financing of the Company is an indication of Bedford's commitment to and confidence in PMCI.

The loss incurred in the first quarter persisted during the second quarter. To support the Company's new products and relationships, staffing is required in the areas of software programming, systems management, operations, customer service and marketing. Employees now number approximately 50, up from 31 a year ago. As a result, the increased costs are across most every expense area of the Company's financials including salaries, general administrative, occupancy and equipment.

The complexity of the Company's products and the staffing requirements of new relationships dictate that the Company expand its infrastructure in a proactive manner in order to successfully support those products and relationships. Management believes in the future success of the Company's products in the market place and industry response to the products has been strongly positive. The Company is building aggressively for the future and Management believes that the current losses, although troublesome, are a necessary part of the Company's re-energized commitment to growth and new products.

                    Page 18 of 20 Pages

PART II   OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

On June 27, 1996, Portfolio Management Consultants, Inc. entered into a settlement with the Securities and Exchange Commission, without admitting or denying the SEC's findings, concerning a previously announced SEC investigation, which commenced in April 1994, primarily concerning PMC's former trading/disclosure practices. In the Matter of Portfolio Management Consultants, Inc. and Kenneth S. Phillips, Respondents; Securities Act Release No. 7308, June 27, 1996; Securities Exchange Act of 1934 Release No. 37376, June 27, 1996; Investment Advisers Act Release No. 1568, June 27, 1996; Administrative Proceeding File No. 3-9033. The Company filed an 8-K Report dated June 27, 1996 reporting the settlement, which Report is incorporated herein by reference.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

Holders of Preferred Stock are entitled to receive dividends at a rate of $0.325 per share per annum (equal to 13% of the purchase price per share attributable to the Preferred Stock). Dividends are payable semi-annually on January 15 and July 15 in each year commencing July 15, 1991. Dividends accrue from the date of the Preferred Stock issuance and are cumulative. Upon liquidation or dissolution of the Company, holders of Preferred Stock are entitled to a preference over the holders of Common Stock in an amount per share equal to the original purchase price attributed to a share of Preferred Stock ($2.50) plus all unpaid cumulative dividends. The Preferred Stock is non-participating and the holders of Preferred Stock have no preemptive rights and no voting rights except as may be required by Colorado law. At the option of the Company, the Preferred Stock may be redeemed in whole, or in part, at a price of $2.75 per share, plus unpaid cumulative dividends. Redemption can only occur if certain conditions regarding the bid prices of the Company's common stock and the Company's after-tax earnings are met. No preferred dividends have been paid since July 15, 1991, and as of July 15, 1996, cumulative dividends in arrears totaled $583,576.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     A.        Number         Exhibit            Page Number

                (27)    Financial Data Schedule      21

     B. An 8-K Report dated May 31, 1996 was filed on June 19, 1996 in which the Company reported that it had obtained certain funding during the second quarter of 1996. Additionally, the Company reported the selection of Schwab Institutional as custodian for a new Private Wealth Management program.

          An 8-K Report dated June 27, 1996 was filed on July 2, 1996 regarding the settlement of a proceeding brought by the Securities and Exchange Commission in April of 1994 concerning PMC's former trading/disclosure practices.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PMC INTERNATIONAL, INC.
                              REGISTRANT



Date:                         /S/ Kenneth S. Phillips
                              Kenneth S. Phillips
                              President, Chief Executive Officer



Date:                         /S/ Vali Nasr
                              Vali Nasr
                              Chief Financial Officer