Form 10QSB
period 1996-09-30
PMC INTERNATIONAL INC
filed 1996-11-12
CIK 765815

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to______________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1996.

Common Stock $0.01 Par Value                        5,555,713
            Class                               Number of Shares

Transitional Small Business Disclosure Format   Yes  . No X.

                          PMC INTERNATIONAL, INC.

                                   INDEX


PART I    Financial Information                                     Page No.

Item 1    Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
          _  September 30, 1996 and December 31, 1995                  3

          Condensed Consolidated Statements of Income                  5
          _  Three months ended September 30, 1996
             and September 30, 1995; Nine months ended
             September 30, 1996 and September 30, 1995

          Condensed Consolidated Statements of Cash Flow              6
          _  Nine months ended September 30, 1996
             and September 30, 1995

          Notes to Unaudited Condensed Consolidated Financial         8
             Statements

Item 2    Management's Discussion and Analysis of                    16
             Financial Condition and Results of
             Operations

PART II   Other Information

Item 1    Legal Proceedings                                         19

Item 3    Defaults Upon Senior Securities                           19

Item 6    Exhibits and Reports on Form 8-K                          20

Signatures                                                          20

PART I.   FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Note 1)

                 PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                                            (Unaudited)
                                           September 30,       December 31,
                                               1996               1995
CURRENT ASSETS

  Cash and cash equivalents                $ 701,160          $ 313,885
  Receivables
    Investment management fees               (34,441)            39,733
    Other receivables                        114,860             63,210
  TOTAL                                      781,579            416,828

FURNITURE AND EQUIPMENT, at cost,
  net of accumulated depreciation of
  $586,368 and $355,231 (Note 1)             818,829            688,233

SOFTWARE DEVELOPMENT, at cost,
  net of accumulated depreciation of
  $144,863 and $0 (Note 1)                   529,616            419,617

PREPAID EXPENSES AND OTHER ASSETS            421,914            220,605

GOODWILL (net of amortization of $70,018
  and $52,513) (Note 1)                      279,982            297,487

LONG TERM NOTE RECEIVABLE (Note 2)           649,356            897,167

  TOTAL ASSETS                           $ 3,481,276        $ 2,939,937



See notes to unaudited condensed consolidated financial statements

                 PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                                (Unaudited)
                                               September 30,    December 31,
                                                   1996              1995
LIABILITIES
  Accounts payable                               $ 958,350       $ 1,442,694
  Accrued expenses                                 791,106           707,897
  Other liabilities                                581,518           571,389
  Deferred revenue                                 510,717           411,347
  Notes payable (Note 6)                         4,516,697         1,647,470
  Obligations under capital lease (Note 7)         170,570            75,490

  TOTAL LIABILITIES                              7,528,958         4,856,287

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 3)
  Preferred stock, no par value - authorized
    5,000,000 shares; issued and outstanding,
    349,017 shares and 349,017 shares             872,543           872,543
  Common stock, $.01 par value - authorized
    50,000,000 shares; issued and outstanding,
    5,555,713 shares and 5,555,713 shares         276,716           276,716
  Additional paid-in capital                    3,652,749         3,652,749
  Accumulated deficit                          (8,849,690)       (6,718,358)

    TOTAL SHAREHOLDERS' EQUITY                 (4,047,682)       (1,916,350)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                          $ 3,481,276       $ 2,939,937


See notes to unaudited condensed consolidated financial statements.

                  PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
REVENUE:
                                  1996       1995        1996         1995
Investment management fees    $2,299,855 $2,217,663   $7,079,558   $6,335,516
 Trading income                     (995)    25,041       33,279       77,518
 Other income                    184,347    107,914      579,580      354,086

    Total revenue              2,483,207  2,350,618    7,692,417    6,767,120

EXPENSES:
 Investment manager and
   other fees                  1,394,763  1,342,520    4,228,162    3,693,525
 Salaries and benefits           807,531    599,012    2,342,487    1,661,892
 Clearing charges and user
   fees                          191,308    188,198      599,518      575,063
 Advertising and promotion       195,059    164,783      525,436      442,404
 General and administrative      149,979    289,844      409,707      481,887
 Office supplies expense          61,871     41,997      183,011      128,211
 Occupancy and equipment costs   141,217    125,068      432,860      344,069
 Depreciation and amortization   136,335     38,835      393,505       96,505
 Professional fees               226,217    167,987      476,535      363,873
 Interest                        115,941     27,541      232,528       62,560

    Total expenses             3,420,221  2,985,785    9,823,749    7,849,989

NET LOSS BEFORE
INCOME TAXES                   $(937,014) $(635,167) $(2,131,332) $(1,082,869)

INCOME TAXES                           -          -            -            -

NET LOSS                       $(937,014) $(635,167) $(2,131,332) $(1,082,869)

NET LOSS
PER COMMON SHARE                 $ (0.27) $   (0.12) $     (0.49) $     (0.21)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                    5,555,713    5,549,595   5,555,713   5,543,902


See notes to unaudited condensed consolidated financial statements.

                  PMC INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(2,131,332) $(1,082,869)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
  Accretion of discount on notes receivable              (52,507)     (63,968)
  Depreciation and amortization                          393,505       96,505
  Changes in operating assets and liabilities
    Investment management fees receivable                 74,174       49,066
    Other receivables                                    (51,650)     (79,668)
    Prepaid expenses and other assets                   (201,308)     (47,881)
    Accounts payable                                    (484,344)     128,167
    Accrued expenses                                      83,209       78,469
    Other liabilities                                     10,129      (18,635)
    Deferred revenues                                     99,370       17,443

  Net cash used in operating activities               (2,260,754)    (923,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment
    and software development                            (479,456)    (471,511)
  Reduction of long-term note receivable                 300,318      286,076

    Net cash provided by (used in) investing activities (179,138)    (185,435)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                          2,875,000     1,200,000
  Principal payments on notes payable                     (5,773)     (21,415)
  Principal payments on obligations
    under capital lease                                  (42,060)           -

    Net cash provided by financing activities           2,827,167   1,178,585

NET INCREASE (DECREASE) IN CASH                           387,275      69,779

CASH, at beginning of period                              313,885     139,918
CASH, at end of period                                  $ 701,160   $ 209,697


See notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                       Nine Months Ended
                                                          September 30,
                                                       1996            1995

  Cash paid for interest                            $ 67,990         $ 44,310


SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:

The Company incurred additional capital lease obligations during the nine months ended September 30, 1996 of $137,139 for computer equipment.


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

On June 30, 1996 a firm commitment was received from Bedford Capital Corporation to loan the Company additional funds in connection with a prior financing. On July 9 the Company received funds in the amount of $618,831 from Bedford.


See notes to unaudited condensed consolidated financial statements.

                          PMC INTERNATIONAL, INC.
                             AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE
                 MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

PMC was organized in 1986 and its principal business activity is the administration of private and institutional managed account programs with its customers located substantially in the United States. Its services include investment suitability analysis, portfolio modeling and asset allocation, money manager selection, portfolio accounting and performance reporting. PMC's revenues are primarily derived from a percentage of the assets under management. Assets under management are impacted by both the extent to which PMC attracts new, or loses existing clients and the appreciation or depreciation of the U.S. and international equity and fixed income markets. Assets of customers of three unrelated organizations constitute approximately 23%, 9% and 8% of the total customer assets in PMC's managed account programs as of September 30, 1996. PMC is registered as an investment advisor under the Investment Advisors Act of 1940.

In June, 1994, Portfolio Brokerage Services, Inc. ("PBS") was capitalized through a series of transactions with PMCI and PMC, whereby PBS became a wholly owned - subsidiary of PMCI by issuing 1,000 shares of its common stock in exchange for certain assets and liabilities with a book value of $1,532,332. PBS is engaged in business as a securities broker-dealer. As a broker-dealer it executes security transactions for PMC's privately managed account programs, on behalf of its customers through the customer's custodian bank on a delivery vs. payment basis.

Portfolio Technology Services, Inc. ("PTS"), another wholly-owned subsidiary of PMCI, was organized in June, 1994 but had no operations until 1995. PTS was formed for the purpose of developing proprietary software for use in the financial services industry.

                          PMC INTERNATIONAL, INC.
                             AND SUBSIDIARIES


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE
                 MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (Continued)


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (continued)

The accompanying unaudited condensed consolidated financial statements include the historical accounts of PMC for all periods, the accounts of PMCI since September 30, 1993, and PBS and PTS since inception, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal accruals and elimination of intercompany accounts and transactions) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

                          PMC INTERNATIONAL, INC.
                             AND SUBSIDIARIES


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE
                 MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (Continued)


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

NOTE 2 -  LONG TERM NOTE RECEIVABLE

In connection with the Schield reverse acquisition, the Company acquired a long term note receivable related to the sale of Schield's market timing operations to an entity controlled by a founder of Schield. The note is payable in monthly installments of $32,000, including interest, through August, 1998. The note was recorded at its estimated fair value as of September 30, 1993. The discount from the face amount of the note receivable is accreted to interest income over the life of the note using the interest method. The principal balance of the note as of September 30, 1996 is $728,133 compared to its carrying amount of $649,356.

NOTE 3 -  SHAREHOLDERS' EQUITY

Reverse Stock Split

All shares and per share amounts in the accompanying financial statements have been restated to give effect to a one for five reverse stock split of the Company's common stock which was effective November 12, 1993.

Preferred Stock

Holders of preferred stock are entitled to receive dividends at a rate of $0.325 per share per annum (equal to 13% of the purchase price per share attributable to the preferred stock). Dividends are payable semi-annually on January 15 and July 15 in each year. Dividends accrue from the date of the preferred stock issuance and are cumulative. Upon liquidation or dissolution of the Company, holders of preferred stock are entitled to a preference over the holders of common stock in an amount per share equal to the original purchase price attributed to a share of preferred stock ($2.50) plus all unpaid cumulative dividends. The preferred stock is non-participating and the holders of preferred stock have no preemptive rights and no voting rights except as may be required by Colorado law. At the option of the Company, the preferred stock may be redeemed in whole, or in part, at a price of $2.75.

                          PMC INTERNATIONAL, INC.
                             AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (Continued)

NOTE 3 -  SHAREHOLDERS' EQUITY (continued)

per share, plus unpaid cumulative dividends. Redemption can only occur if certain conditions regarding the bid prices of the Company's Common Stock and the Company's after-tax earnings are met. As of September 30, 1996, cumulative dividends in arrears totaled $583,576.

Stock Options and Warrants

During 1994, the Company adopted a Stock Option Plan. Under this plan, the Company may grant stock options to officers and employees. The Stock Option Plan was intended as an Incentive Stock Option Plan, however shareholder approval of the Plan was not sought or obtained within one year of Board adoption and consequently options granted thereunder will not receive incentive stock option treatment. Outside of this plan, the Company has granted options to officers, employees, shareholders and certain other individuals and entities which would allow them to purchase common stock of the Company. In addition common stock warrants have been issued in connection with certain private offerings of debt. At September 30, 1996, options and warrants to purchase common stock at various prices were outstanding with expiration as follows:


     Expiration                                              Exercise
       Date                Options         Warrants           Price

     November, 96           5,000               -          $  1.375
     Nov., 96, Jan., 97    20,000               -             2.500
     June, 97, Oct., 97    50,500               -             2.500
     February, 98          52,000               -             3.100
     February, 98         150,000               -             1.300
     December, 98               -         300,000             1.620
     September, 99        250,000               -             1.120
     September, 99         50,000               -             1.370
     December, 99         204,500               -             1.375
     December, 2000             -         482,500             1.000
     March, 2001          125,000               -             1.000
     May, 2001                  -       1,017,500             1.000
     June, 2001           250,000               -             1.000
     September, 2001       80,000               -             1.500
     September, 2002       97,500               -             1.500
     July, 2005                 -       3,000,000             1.000
     Other*               200,000         300,000             1.000

                        1,534,500       5,100,000


*At  September  30, 1996 there were also 200,000 options  granted  but  not issued under an employment agreement, subject to performance and vesting requirements, exercisable at $1.00. Also, there were 300,000 warrants granted pursuant to an Investment Banking Agreement which became exercisable at such time that Bedford exercises any portion of its 3,000,000 warrants in an amount in direct proportion to 10% of the warrants exercised by Bedford at an exercise price of $1.00 for 4 years from the date(s) of Bedford's exercise.

                         PMC INTERNATIONAL, INC.
                            AND SUBSIDARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
             NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                               (Continued)

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

NOTE 5 -  REGULATORY REQUIREMENTS

PBS  is  subject  to the Securities and Exchange Commission's  Uniform  Net
Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. At September 30, 1996, PBS had net capital and net capital requirements of $158,220 and $100,000, respectively. The Company's net capital ratio (aggregate indebtedness to net capital) was .77 to 1. According to Rule 15c3-1, PBS's net capital ratio shall not exceed 15 to 1. On a consolidated basis, as a result of the requirement, net assets of $120,000 are unavailable for any purpose other than meeting PBS's net capital requirements at September 30, 1996.

NOTE 6 -  NOTES PAYABLE

Notes    payable   consist   of    the        September 30        December 31
following:                                        1996               1996

8-1/2%  note  payable to  shareholder,
due  July  26,  2000 interest  payable        $ 3,000,000         $1,200,000
monthly  beginning  August  10,  1996,
principal  and all accrued and  unpaid
interest  is due at maturity,  secured
by   all   assets  of  PMCI  and   its
subsidiaries   (except    PBS    which
security  interest  is  only  to   its
outstanding  common  stock  owned   by
PMCI).

11.5%  note payable to shareholder(s),
unsecured, due August 1, 1998, payable             16,697             22,470
in   monthly  installments   of   $832
including interest.

9%  notes  payable  to  employees  and
unrelated  individuals,  due  December            482,500            425,000
31,   1996,  principal  and   interest
payable  on  or before maturity  date,
secured  by  a second lien on  Company
assets.

9%  notes  payable  to  employees  and
unrelated  individuals,  due  December           1,017,500               __
31,   1997,  principal  and   interest
payable  on  or before maturity  date,
secured  by  a second lien on  Company
assets.
                                              $ 4,516,697         $1,647,470

                          PMC INTERNATIONAL, INC.
                              AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Continued)

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

Maturities of notes payable are as follows:

           Year ending
           December 31,
             1996         $      482,730
             1997              1,026,035
             1998                  7,932
             1999                    -
             2000              3,000,000
                          $    4,516,697

                            PMC INTERNATIONAL, INC.
                                AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Continued)


NOTE 7 -  COMMITMENTS AND CONTINGENCIES

The Company has leases for office space and equipment under various operating and capital leases. Included in furniture and equipment is $227,258 of equipment under capital leases at September 30, 1996 and accumulated depreciation relating to these leases of approximately $37,862. Future minimum lease payments under noncancelable leases as of September 30, 1996 are as follows:


                                                              Principal
     Year ending                                                 due
     December 31,        Operating           Capital        Capital Lease

        1996           $   101,599      $     23,454      $     18,518
        1997               375,824            88,456            74,364
        1998               351,672            77,100            71,457
        1999               298,658             6,232             5,958
        2000               293,567                 -                 -
        Thereafter          24,000                 -                 -

                       $ 1,445,320       $   195,242      $    170,297

     Less amount
       representing interest                  24,945
     Present value of net
       minimum lease payments            $   170,297

The Company also leases certain equipment from a shareholder and a prior shareholder on a month-to-month basis. During each of the nine month periods ended September 30, 1996 and September 30, 1995, PMC paid $7,488 under this lease. Total rent expense for facilities and equipment for the nine months ended September 30, 1996 and 1995, was $362,626 and $326,780 respectively.

On June 27, 1996 Portfolio Management Consultants, Inc. and its President entered into a settlement with the Securities and Exchange Commission concerning a previously announced SEC investigation primarily concerning PMC's former trading/disclosure practices. Under the terms of the settlement, without admitting or denying various findings of the SEC, PMC agreed to disgorge certain net trading profits realized from principal trading together with prejudgment interest thereon in an amount to be determined by an independent accountant. The Company has preliminarily estimated the amount of the net trading profits to be $465,000. This amount is only an estimate and the actual amount of the disgorgement may materially differ.

                            PMC INTERNATIONAL, INC.
                                AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Concluded)

NOTE 7 -  COMMITMENTS AND CONTINGENCIES (continued)

The Company has suffered significant losses from operations and has a working capital deficiency as of September 30, 1996 of approximately $2,231,000. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

NOTE 8 -       EMPLOYEE BENEFIT PLAN

Salary deferral "401(k)" plan

The plan allows employees, who have completed one year of employment and at least 1,000 hours of service, to defer up to 15% of their salary. The Company may match employee contributions by an amount determined annually by the board of directors. Only contributions up to the first 6% of an employee's salary will be considered for the match. On February 15, 1995 PMCI's Board of Directors approved the issuance of 15,212 shares of PMCI common stock (valued at the market price at the date of grant of $1.00 per share) to match participants' contributions for the year ended December 31, 1994. The Board did not approve a matching contribution for the year ended December 31, 1995.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED
        SEPTEMBER 30, 1996.

The following discussion relates to the Company's financial statements included in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996. For information concerning the Company's financial statements for the calendar years ended December 31, 1994 and 1995, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Results of Operations

The Company's consolidated revenues are generated through its three operating subsidiaries PMC, PBS, and PTS. Currently, the Company's revenues are primarily derived from fees charged to customers for certain investment advisory, broker-dealer, portfolio administration and reporting services ("Investment Management Fees") which generally are collected in advance on a quarterly basis from each of its customers. PMC's Investment Management Fees are determined and collected as a percentage of managed assets. Those fees are affected by the extent to which the Company attracts new, or loses existing customers, the appreciation or depreciation of the U.S. and international equity and fixed income markets, and the type and size of accounts and the corresponding difference in fee schedules.

During the first nine months of 1996, the Company's subsidiary PTS began contributing revenues as institutional distribution channels began entering into agreements for customized versions of Allocation Manager(TM), the Company's new software based mutual fund asset allocation program. Also during this period, the Company's new performance reporting service, MARS, began signing new distribution channels and generating revenue. For the nine months ended September 30, 1996 the above products generated $175,000 in revenues. These products represent a customer base of approximately 400, 900 and 1150 accounts for the periods ended March 31, June 30 and September 30, 1996, respectively.

The Company's Investment Management Fees increased by 3.7% and 12%, respectively, for the three months and nine months ended September 30, 1996, when compared with the three months and nine months ended September 30, 1995. Total revenues for the three and nine-month periods increased by 5.6% and 14%, respectively, over the same time periods in the previous year. Increased revenues were primarily attributable to an increase in managed assets which utilize the Company's products and services.

Total expenses for the three months and nine months ended September 30, 1996, on a consolidated basis, increased by 15% and 25%, respectively, over the same time periods in 1995. The largest percentage increases were experienced in salaries, interest and depreciation expenses. These three line items, in aggregate, accounted for approximately 31% and 30% of total expenses for the three months and nine months ended September 30, 1996, as compared to 22% and 23% through the corresponding periods in 1995, and are directly attributable to the costs and staffing requirements associated with the development and start-up phase of the Company's new products and services. Salaries, for example, were $807,531 during the third quarter of 1996, compared with $599,012 for the same period in 1995. For the first nine months of 1996, salaries were $2,342,487, compared with $1,661,892 for the same nine-month period in 1995. Similarly, the Company's financing activities and its increase in capital lease payments and interest expense were $115,941 and $232,528, respectively, for the three months and nine months ended September 30, 1996, compared with $27,541 and $62,560 for the same periods in 1995.

Depreciation on the previously capitalized costs of developing the Company's new software products, other fixed assets, and amortization of goodwill for the three months and nine months ended September 30, 1996 were $136,335 and $393,505, respectively. Depreciation and amortization for the comparable periods in 1995 were $38,835 and $96,505.

Increased staffing and costs associated with the development, release and support of the Company's new products and services have resulted in higher overall costs across a number of expense categories. At September 30, 1996 the Company employed 50 full time employees as compared with 37 full time employees at September 30, 1995. New staff has been added in the areas of marketing, sales, software programming and systems support. Other areas of substantially increased expense were telecommunications, printing, reference materials and publications. Occupancy and equipment costs rose by 13% and 26% for the three months and nine months ended September 30, 1996 over the same periods in the previous year, with approximately half of this increase attributable to the addition of non-capitalized hardware and software. For example, the Company recently completed the installation of a proprietary, multi-currency portfolio accounting and reporting system which will eliminate the Company's past reliance upon third party "service bureau" providers who charge the Company on a "per-portfolio" basis for data processing. The new in-house system will lower the Company's costs, per customer, and improve margins as the Company continues to grow. The Company's expenses also reflect increased equipment leases and an annual adjustment to the Company's office lease for common operating costs.

The completion and release of the Company's new products, the development of new sales and marketing agreements, and the regulatory and compliance issues associated with these new products and relationships contributed to an overall increase of professional fees by 35% and 31%, respectively, for the three months and nine months ended September 30, 1996. Although the legal fees related to the Company's defense and final settlement with the SEC investigation have decreased, the Company continues to incur expenses in connection with the implementation of the final settlement including the cost of an independent accounting firm to determine net trading profits and the cost of the defense of its former CEO. Legal expenses were also
incurred  in  connection  with  ensuring  regulatory  compliance   by   the
Allocation Manager(TM) mutual fund software program and in the establishment of complex relationships with several new distribution channels.

Liquidity and Capital Resources

The Company's operating losses incurred over the last several years have resulted in the need for substantial funding. During the first three quarters of 1996, the Company borrowed an aggregate of $1.8 million from Bedford and received an additional $1.0 million from the private placement of debt securities. These financings were in addition to $1.2 million borrowed by the Company from Bedford in July 1995 and $482,500 received by the Company from the private placement of debt securities in late 1995 and early 1996. The Bedford loans and the private placements each involved the issuance of warrants to purchase the Company's Common Stock. The Bedford loans are due in full on July 26, 2000, with monthly, interest only
payments  at  the  rate of 8 1/2% per annum commencing in August  1996.   The
private placements were structured as subordinated debt due in December 1997, with interest payable quarterly at the rate of 9% per annum. As of September 30, 1996, the amount of accrued and unpaid interest due on the Bedford loans and the subordinated debt totaled $208,092.

Substantial additional funding will be necessary to meet the Company's existing liquidity and cash flow requirements until its new and existing products and services can generate sufficient revenues to offset its costs. Even if the Company is successful in raising additional capital, there can be no assurance that the funds available to the Company at that time will be sufficient to meet its needs or that the rollout of the Company's new products and services will be successful. The Company's intention is to raise additional equity capital to (i) finance any future operating losses the Company may incur, (ii) strengthen the Company's balance sheet with the goal of relisting of the Company's Common Stock on The NASDAQ Small Cap Market, and (iii) provide adequate working capital to meet the Company's long term requirements. If the Company is able to obtain equity funding, it is expected that the indebtedness described above will be restructured. If equity funding is not successful and it is to survive, the Company will be forced to reduce staff and other overhead expenditures and abandon development of its new products.

Management Discussion

During the third quarter of 1996, the Company made long awaited and substantial advances in the final design and roll out of the new products
and  services  that  will  be  emphasized over  the  next  few  years.   In
connection with the Allocation Manager(TM) and Fund Counselor(SM) mutual fund asset allocation and portfolio reporting products, (Fund Counselor(SM) is the version of Allocation Manager(TM) that is private labeled for NFCS, a division of Fidelity Management and Research), the Company began shipping completed
software.   The software shipping schedule for the fourth quarter  includes highly customized versions for three major Institutional Clients, which include a large international bank, a national insurance company and a financial planner - broker/dealer. The release of these products will permit late fourth quarter sales activity. These customized versions of the Allocation Manager(TM) program were complicated and unexpectedly resource intensive; however, as a result of the experience gained in releasing these three customized products, management believes that future customized releases will experience substantially shorter development and release cycles.

In addition to the Allocation Manager(TM) releases described above, the Company entered into new selling agreements with 14 broker/dealers and investment advisors during the third quarter. Under the terms of these agreements, these new broker/dealers and advisors will begin offering the Company's products and services during the fourth quarter of 1996 and the beginning of 1997. Although a selling agreement, in and of itself, is no guarantee that the Company's sales efforts will be successful, the agreements are necessary to expand the Company's distribution channels and to achieve the goals set forth in its product marketing plan. Given the competitive nature of the financial services industry, management considers the Company's ability to obtain these agreements from a variety of distribution channels to be a strong indication of the industry's positive response to the Company's new products.

Examples of important new marketing agreements include the Company's recently announced venture with Schwab Institutional. Pursuant to that agreement, PMC and Schwab agreed to market jointly the Company's traditional wrap program, offering the portfolio management services of more than thirty institutional money managers, to the more than 4,700 independent investment advisors who utilize the custodial and brokerage services of Schwab for their customers. During the third quarter, significant progress was made in connection with the initial rollout of this program as marketing collateral was developed, advertising was placed in major trade magazines, marketing meetings were held with Schwab's regional marketing representatives throughout the U.S., and additional staff was hired by PMC to support the Company's business development efforts. Although the Company can provide no assurances in connection with its joint efforts with Schwab, management believes the relationship is off to a strong start and that the agreement offers very meaningful business opportunities for the Company. Under the terms of the agreement, Schwab will provide brokerage, custody and securities clearing services while PMC will provide wrap account program administration including asset allocation, money manager due diligence, monthly and quarterly reporting, sales support and training.

In addition to the new relationship described above, the Company's well established relationship with NFCS also experienced substantial progress during  the  third quarter.  PMC has worked with NFCS since  1992  and  has
three   products  now  being  jointly  marketed  to  its  more   than   225
broker/dealer clients throughout the U.S. PMC's relationship with NFCS can best be described as a Value Added Reseller agreement. In the case of the Company's Allocation Manager(TM) mutual fund software program, a private label version called Fund

Counselor(SM), is being marketed to NFCS clients. These clients include large banks, insurance companies and financial planning firms which, in some instances, employ numerous sales professionals who potentially  will  have access to the Company's new and existing  products.
During  the  third quarter, the Company entered into selling and  licensing
agreements   with four NFCS  correspondent  firms.   Pursuant   to   these
agreements, Fund Counselor(SM) will be a recommended mutual fund wrap program for the sales representatives of these firms. In addition to these newly established relationships, the Company is also in negotiation with other NFCS clients in connection with both customized and standard versions of Fund Counselor(SM).

Also during the third quarter, the Company felt the effects of a restructuring by Chase Manhattan Investment Services. Assets administered within that program diminished by approximately 132,000,000, decreasing gross revenues for the quarter by approximately $258,500.

As a result of the initial start-up and rollout costs associated with the Company's new products and services, the Company continued to experience
substantial  losses  during the third quarter.   Although  the  industry's
response to the Company's new products has been positive, the initial tasks associated with delivering and supporting these new relationships has dictated that the Company expand its infrastructure in a proactive manner and in advance of revenues. The Company has been investing heavily for the future and management believes that the current losses are a necessary part of the Company's re-energized commitment to new products, growth and profitability.

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

Dividends accrue from the date of the Preferred Stock issuance and are cumulative. Upon liquidation or dissolution of the Company, holders of Preferred Stock are entitled to a preference over the holders of Common Stock in an amount per share equal to the original purchase price attributed to a share of Preferred Stock ($2.50)
plus all unpaid cumulative dividends.   The  Preferred Stock is
non-participating and the holders of Preferred Stock have no preemptive rights and no voting rights except as may be required by Colorado law. At the option of the Company, the Preferred Stock may be redeemed in whole, or in part, at a price of $2.75 per share, plus unpaid cumulative dividends. Redemption can only occur if certain conditions regarding the bid prices of the Company's Common Stock and the Company's after-tax earnings are met. No preferred dividends have been paid since July 15, 1991, and as of September 30, 1996, cumulative dividends in arrears totaled $583,576.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     A.   Number    Exhibit   Page Number

          (27) Financial Data Schedule  21

     B. No Reports on Form 8-K were filed by the Company during the third quarter.


SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PMC INTERNATIONAL, INC.
                                     REGISTRANT



Date:  November 12, 1996             /S/      Kenneth S. Phillips
                                     Kenneth S. Phillips
                                     President, Chief Executive Officer



Date:  November 12, 1996             /S/      Vali Nasr
                                     Vali Nasr
                                     Chief Financial Officer