Form 10KSB
period 1996-12-31
PMC INTERNATIONAL INC
filed 1997-03-31
CIK 765815

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON, DC  20549

                             FORM  10-KSB
(Mark One)

[X]   Annual  Report  under  Section 13 or  15(d)  of  The  Securities
Exchange Act of 1934
     for the Fiscal Year Ended December 31, 1996
[   ]  Transition  Report under Section 13 or 15(d) of The  Securities
Exchange Act of 1934 for the Transition
     Period from       to

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

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [X]       No  [  ]

Check  if  there is no disclosure of delinquent filers in response  to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[   ]

The   Issuer's  revenues  for  the  most  recent  fiscal   year   were
$10,086,881.

The aggregate market value of the voting stock held by non-affiliates of the registrant, 8,687,787 shares based upon the average bid and asked prices of the Registrant's Common Stock on March 25, 1997, as
quoted   in   the   National   Quotation  Bureau   was $21,176,480.81

As of March 25, 1997, the Registrant had 14,522,614 shares of common stock issued and outstanding.

              Documents Incorporated by Reference:  NONE

    Transitional Small Business Disclosure Format:  Yes       No  X

                         Page 1 of 40 pages
                   Exhibit Index begins on page 19

                             FORM  10-KSB

                    YEAR  ENDED  DECEMBER 31, 1996

                           Table of Contents

                                                                  Page

ITEM 1. DESCRIPTION  OF  BUSINESS                                    3
ITEM 2. DESCRIPTION  OF  PROPERTIES                                  7

ITEM 3. LEGAL  PROCEEDINGS                                           7

ITEM 4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS  8

ITEM 5. MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
        MATTERS                                                      8

ITEM 6. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
        CONDITION AND  RESULTS  OF  OPERATIONS                       9

ITEM 7. FINANCIAL  STATEMENTS                                       13

ITEM 8. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
        ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE                  13

ITEM 9. DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
        PERSONS; COMPLIANCE  WITH  SECTION  16 (a)  OF  THE
        EXCHANGE  ACT                                               13

ITEM 10.EXECUTIVE  COMPENSATION                                     15

ITEM 11. SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
        MANAGEMENT                                                  16

ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS         17

ITEM 13. EXHIBITS  AND  REPORTS  ON  FORM  8-K                      19

SIGNATURES                                                          21

ITEM 1.DESCRIPTION  OF  BUSINESS

PMC International, Inc. (the "Company") develops, markets, and manages sophisticated investment management products and services. Not a money manager itself, the Company's products and services facilitate the selection and/or monitoring of unaffiliated money managers or mutual funds for customers of the Company's distribution channels depending upon the size, sophistication and requirements of such customers. The Company's products and services address investment suitability and diversification, asset allocation recommendations, portfolio modeling and rebalancing, comprehensive accounting and portfolio performance reporting. The Company's revenues are realized primarily from fee sharing agreements for its products based on a percentage of managed assets as well as consulting fees for certain advisory services and licensing fees from its software products.

Background of the Company
Founded in 1986, the Company is an independent sponsor of privately managed accounts and wrap programs targeted at the high network markets. The majority of the Company's revenues are derived from its individually managed wrap program, which the Company developed and has administered since 1987. In addition to its traditional wrap program, since 1994 the Company has invested in developing related technology-based services and has added staff to develop and support the Company's new products. The Company's products and services are designed to assist professional financial consultants in their efforts to market high quality, fully diversified portfolio management products. Through the use of technology, the Company assists third party financial advisers such as banks, insurance companies and brokerage firms (collectively, "Institutional Channels") and independent financial planners ("Independent Channels") in allocating and diversifying a customer's investment portfolio across multiple asset classes and investments. In respect to Institutional Channels, the Company's products allow for a repeatable sales process that helps increase sales productivity while ensuring compliance with the Institutional Channels' corporate and regulatory policies.

The Company has a staff of approximately 60 people, including more than 35 professionals, and conducts business in eight countries. The Company owns three subsidiaries: (i) Portfolio Management Consultants, Inc. ("PMC"), an investment advisory firm; (ii) Portfolio Brokerage Services, Inc. ("PBS"), a broker/dealer; and (iii) Portfolio Technology Services, Inc. ("PTS"), which specializes in developing proprietary software for use in the financial services industry. Unless the context otherwise requires, references herein to the Company include subsidiaries and predecessors of the Company. The Company's principal executive office is located at 555 17th Street, 14th Floor, Denver, Colorado 80202 and its telephone number is (303) 292-1177.

Products and Services
Portfolio Management Consultants, Inc.
     PMC currently has four discrete but vertically integrated product
lines.    Each  product  offered  by  PMC  is  designed  to   assist
professional  financial  consultants  in  various  aspects  of   their
business. The four services are (i) Private Wealth Management , PMC's individually managed account wrap program, (ii) Allocation Manager, a mutual fund asset allocation program available both on paper and through the Company's proprietary software that provides comprehensive and detailed investment suitability analysis, recommended allocation of  assets,  portfolio  modeling  and rebalancing,  and  comprehensive portfolio performance reporting, (iii) Managed Account Reporting Services, a portfolio accounting and reporting service that operates as a
service  bureau,  and  (iv)  Style  Manager,  a  discretionary   money
management program, using style index funds and mutual funds, that offers equity style rotation. In addition, PMC provides consulting services to Institutional Channels and high net worth customers.

Private Wealth Management
     Private Wealth Management, PMC's multi-manager institutional wrap
program,   has  historically  been  PMC's  largest  revenue  producer.
Targeted toward customers with high net worth (typically having a portfolio larger than $1 million), Private Wealth Management assists
financial   advisors   in   assembling  a  custom-selected
team   of
professional money managers, which precisely matches an individual investor's personal investment goals, risk tolerance, and objectives.
     Each portion of an individual's portfolio (allocated into asset classes such as equity, fixed income and cash, and asset sub-classes such as value, growth, large cap, small cap, and emerging markets) is managed by a carefully selected institutional money management firm that has been chosen from PMC's list of recommended managers as best suited to match an investor's investment philosophy within a specific
discipline.   An  important and proprietary component of  the  Private
Wealth  Management  program involves the basis of selection  of  these
money  managers.   PMC  currently recommends a number  of  independent
money   managers  for  its  Private  Wealth  Management  multi-manager program, representing a diverse range of philosophies and styles. These managers are chosen based largely on quantitative analysis
emphasizing  return-based,  multi-factor  style  benchmarking.    High
correlations to benchmarked indices, supported by positive alpha and positive excess returns are necessary to meet the "preferred" standard for manager recommendations. Also considered in manager evaluations
are   historical   performance,  investment  philosophy   and   style,
disciplines,  employee turnover, rate of growth,  accounts  gained  or
lost,  and  industry  reputation.   To  help  a  customer  choose  and
understand investment options, PMC provides detailed profiles on money managers in the context of style and methodology to achieve maximum investment diversification. Additionally, PMC will provide guidance on the termination of existing managers and the rebalancing of the
customer's   assets.    The  Company  considers   periodic   portfolio
rebalancing decisions to be an extremely important determinant of long-
term  performance.   Thus,  several rebalancing  options  are  offered
within PMC's private account programs.
        Private Wealth Management is marketed under both the PMC label and private labels. Institutional Channels currently using private-label versions of Private Wealth Management include Chase Investment Services ("CIS"); National Financial Correspondent Services ("NFCS"), the wholly owned brokerage and securities clearing subsidiary of Fidelity Management and Research; and Israel Discount Bank of New
York.   Additionally, PMC distributes Private Wealth Management  under its own name through thirty financial planning broker/dealers and independent investment advisers. To support the sales process, the Company employs a staff of marketing representatives. The Company has a joint marketing agreement with Schwab Institutional Management, a
division  of  Charles  Schwab  &  Co.,  Inc.,  pursuant  to  which   a
specialized version of the Private Wealth Management program is marketed to independent investment advisers who utilize the services of Schwab. Currently, PMC is servicing Institutional Channels in the U.S. and seven Latin American countries.

Allocation Manager
   Allocation Manager, introduced in late 1995 and as an operating product during the third quarter of 1996, is a Windows-based software program. The program is designed to aid in the solicitation, sale, and servicing of mutual funds, variable annuities, offshore investments and other selected financial products. A highly-flexible program based upon theories of mass customization, Allocation Manager has the capability of being tailored for use by specific financial distribution channels having their own proprietary product mix. This product assists in guiding a wide range of investors through the complex  process  of  choosing an appropriate  combination  of  mutual funds.
   Allocation Manager was built with the intention of being customized by PMC's existing and prospective clients, many of whom have proprietary families of mutual funds. As a result, Allocation Manager supports a broad range of financial products and programs, both domestically and globally, and can be customized to the individual requirements of Institutional Channels.
   A version of Allocation Manager, called Fund CounselorSM, is being marketed by NFCS who will provide brokerage, clearing and custodial services and will make the program available to its more than 225 bank, insurance and financial planning broker/dealers. In addition, PMC is currently pursuing similar relationships with other substantial distributors and securities clearing firms and will market the Allocation Manager platform within the Schwab Institutional Management system.
     Based upon (i) the substantial growth in the mutual funds industry over the last 15 years, (ii) investor trends in mutual fund investment, and (iii) industry expectations, management believes PMC's existing expertise and operations will permit a smooth integration of this new program with existing expertise and products and services offered by the Company while expanding the distribution channels for such products and services.

Because  the  program  also  provides
educational tutorials, training modules and dynamic portfolio modeling, Allocation Manager is much more than simply a "front-end" sales tool. It can be positioned as a technology sale with licensing revenues to PTS or it can be positioned, subject to applicable regulatory guidelines and restrictions, as an investment management tool, allowing PMC to receive asset-based pricing.

Managed Account Reporting Services
     Management believes that as a result of the tremendous growth within the fee-based financial advisory segment of the industry over the past ten years, many institutions have been seeking ways to improve their reporting capabilities. The Company's Managed Account Reporting Service ("MARS") is used by financial professionals in
providing   customers  with  the  increasingly  important  value-added
services  of  portfolio  performance  reporting  and  cost-based   tax
accounting.   Essentially  a service bureau/data  processing  service,
MARS leverages a PMC core competency, allowing PMC to sell, on a stand-alone basis, its attractive monthly and quarterly reports.
     MARS provides detailed statements that include comprehensive management reporting, account reconciliation and cost-based accounting
on  a  full-accrual  basis.   In addition, PMC  provides  full  color,
quarterly performance reports detailing the investor's objectives and performance of each investment strategy, money manager or mutual fund, as well as the entire portfolio.
     During 1996 PMC entered into an agreement with National Financial Services Corporation, an affiliate of Fidelity Management and Research ("NFSC"), to manage NFSC's newly created performance reporting service called MAPS Tool Box ("MAPS"). MAPS provides NFSC's correspondents with access to high quality, quarterly performance reports and tax lot, cost basis and fully accrued account statements. This service is targeted at high net worth investors managed by financial planners and financial consultants who use the securities clearing services of
NFSC.   MARS  is  also being marketed within the Schwab  Institutional
Management  system to the many investment advisers that  use  Schwab's
custodial   services   and  to  other  financial   institutions   both
domestically and abroad.

Style Manager Asset Management Products
     Style Manager is a family of discretionary asset management products that recommend strategies for the periodic rebalancing of both institutional and retail investor portfolios. Through the use of Style Manager, clients' portfolios are periodically rebalanced through the rotation of U.S. equity styles (i.e., growth and value companies and large, mid and small capitalization companies), with the intention of capturing superior performance that results from taking advantage of certain cyclical sector inefficiencies in the U.S. equity markets. Recommended shifts in equity allocations are designed to move assets away from under-performing sectors into those projected to perform best. Although Style Manager recommends shifts within the U.S. equity markets, it does not recommend shifts between macro asset classes such as stocks, bonds and cash, thus the program is not a market timing program as the term is generally used. Currently, three Style Manager versions have been developed.

Portfolio Brokerage Services, Inc.
     Portfolio Brokerage Services, Inc., ("PBS") a wholly owned subsidiary of the Company, is registered as a broker/dealer with the NASD and in all U.S. jurisdictions. PBS executes securities transactions for certain of PMC's privately managed account programs on behalf of its customers on a delivery vs. payment basis. A self-clearing broker/dealer, substantially all trading activity of PBS is unsolicited and initiated by the independent money managers used in PMC's Private Wealth Management program. Managers make all buy and sell decisions and place most orders with PBS for execution. PBS executes substantially all trades through third party market makers. All transactions are effected on an agency basis.

Portfolio Technology Services, Inc.
     Portfolio  Technology  Services, Inc.  ("PTS"),  a  wholly  owned subsidiary of the Company, is a technology company dedicated to providing innovative software products to the financial services
industry.   PTS leverages
the product knowledge of PMC to  design  and
build integrated product solutions to meet the challenge of consolidating products and pricing in multiple segments of the financial  services  industry.  As its  primary  contribution  to  the
Company, PTS has developed the sales and advisory workstation platforms used for Allocation Manager and communication interfaces to multiple custodial systems. PTS licenses its technology and provides customization services to its strategic partners.

Significant Relationships
     Fees from the Company's private wealth investment advisory programs generate most of the Company's gross revenues. The programs are marketed and sold by Institutional Channels and Independent Channels either under the Company's name or under the "private label" of such channel. The Company's private label relationships with CMIS accounted for approximately 18% of the Company's gross revenues at
year-end   1996.    CIS   has  restructured   its   business,   which
restructuring has materially and adversely affected the gross revenues derived from that relationship during 1996. While the Company has no reason to believe that its current investment advisory programs will not continue or, other than the restructuring of the CIS program discussed above, that they will not continue to generate revenues for the Company consistent with prior years, there can be no assurance that such will be the case.
     Pursuant to a joint marketing agreement between the Company and Schwab Institutional Management, a specialized version of the Private Wealth Management program is being marketed to independent investment advisers who utilize the services of Schwab Institutional Management. The Company's agreement with Schwab potentially represents one of the Company's most significant new relationships. Schwab provides custody and clearing services for independent registered investment advisers ("RIAs"). With respect to Schwab Institutional Management's RIA customers who determine to use the Company's products and services, Schwab Institutional Management will provide brokerage, custody and securities clearing services while PMC will provide asset allocation, money manager due diligence, quarterly reporting, sales support and training.
     The Company is continuing to target other means of distribution, and has executed selling agreements with new Institutional Channels for its products. Examples of the new relationships include MONY Securities Corporation and Farwest Advisory Services, Inc., the investment advisory affiliate of Investment Centers of America. MONY Securities Corporation will use Allocation Manager to sell its proprietary fund family, the Enterprise Funds, while Farwest will market PMC's "off-the-shelf" program to sell mutual funds selected by PMC.

Competition
     In offering services through its Independent Channels, the Company competes with other firms that offer wrap and managed account program. The Company's customers in turn compete with banks, insurance companies, large securities brokers and other financial institutions that offer wrap account programs to the public. The Company believes that firms compete in this market primarily on the basis of service, since the wrap fees charged by others are similar to those charged by the Company. None the less, the Company believes its pricing is competitive with industry standards. While a number of firms each provide a portion of the services provided by the Company, the Company believes it is one of a few firms offering integrated services to customers. Firms that compete with the Company in providing services to its Independent Channels and Institutional Channels may have more financial resources and greater recognition in the financial community than the Company. Competitors may reduce the fees charged for wrap account programs or pursue other competitive strategies that could have an adverse impact on the Company.
     The Company's success is in large part a function of the Independent Channels and Institutional Channels through which its services are offered to others. There are many alternatives to the programs that are being offered to the public, such as life cycle funds, asset allocation funds, portfolio strategies and third party asset allocations services, and these services are competitive with those offered by the Company. As financial institutions continue to grow and build in-house asset administration services capabilities, some will be able to provide these services internally rather than using outsourcing providers. Competitors may succeed in developing products and services that are more effective than those that have been or may be developed by the

Company and may also prove to be more
successful than the Company in developing these products and marketing these services to third party asset managers.

Government Regulation
     The Company's business falls entirely within the securities industry, an industry that is heavily regulated by the federal and state governments. The Company is subject to regulatory changes which could adversely affect its business. For example, in the event the federal government imposes a tax onsecurities transactions, as has been proposed from time to time by the executive branch of the federal
government.   The  increased cost associated therewith  could  have  a
material  adverse effect on the business of the Company.  In addition,
as   an   investment  adviser  and  a  broker/dealer,  the   Company's
subsidiaries are subject to regulation by the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers,
Inc.  ("NASD")  and  state  regulatory  agencies.   Consequently,  the
Company could become subject to restrictions or sanctions from the SEC, the NASD or such state regulatory agencies. It is impossible to predict the direction future regulations will take or the effect of such regulations on the Company's business.

ITEM 2.DESCRIPTION  OF  PROPERTY.

The Company leases approximately 20,000 square feet of office space for its corporate headquarters in the Anaconda Tower at 555 17th Street, Denver, Colorado, pursuant to a lease that expires in 2001. The Company pays approximately $20,000 per month for this office space. The Company also leases approximately 1800 square feet of office space in Boulder, Colorado, primarily for its subsidiary PTS. The Company pays approximately $2,500 per month for this office space. The lease for the Company's Boulder office expires in 1998.

ITEM 3.   LEGAL  PROCEEDINGS.

During November 1993, representatives of the staff of the SEC began an examination of PMC and in January 1994, the Commission issued a "Formal Order of Investigation." In April 1994, the staff of the Commission made a formal enforcement recommendation against PMC, its President Mr. Kenneth S. Phillips and its former Chief Executive Officer Mr. Marc Geman, who subsequently terminated his association with the Company and its subsidiaries in July 1995. The recommendation alleged that PMC and such officers had violated anti-fraud provisions of the Securities Exchange Act and the Investment Adviser's Act of 1940 and the record keeping requirements of the Exchange Act.

Over the course of the following two years the Company committed significant resources to its defense and the defense of its officers. The case addressed issues associated with disclosures and standards of "best execution" in advisory and wrap programs. The investigation adversely affected the Company's new business development activities during the period, as very few firms were willing to develop relationships with the Company while an enforcement recommendation was pending.

On June 27, 1996, PMC and Mr. Phillips announced that they had reached
a   settlement  agreement  with  the  Commission.   Pursuant  to   the
settlement agreement, PMC and Mr. Phillips, without admitting or denying the Commission's allegations, consented to an Order whereby PMC agreed to engage a compliance executive and to refund net principal trading profits together with prejudgment interest thereon, in an amount to be determined by an independent accountant. The net trading profits were determined to be $456,788.25 and the total amount to be refunded is approximately $620,000, plus interest at 9% per annum from January 1, 1997, until the date of payment. The Company reserved $465,000 in the fourth quarter of 1995 and the balance was expensed in 1996. The Company anticipates that the refund process will be completed by May 1997. In addition, Mr. Phillips agreed to a censure and payment of a $25,000 fine.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matter was submitted to the vote of security holders during 1996.

ITEM  5.    MARKET   FOR   COMMON  EQUITY  AND   RELATED   STOCKHOLDER
MATTERS.

Prior to February 1995, the Company's Common Stock was traded on the NASDAQ Small Cap Market. The Company's Common Stock (symbol: PMCI) currently trades in the over-the-counter market in the National Quotation Bureau's Listing, also known as the Bulletin Board. The following table shows the high and low bid prices of the Company's Common Stock for the periods indicated. These quotations reflect inter-dealer prices without retail markup, markdown, or commissions and may not represent actual transactions.

                         High Bid    Low Bid

       1995
       First Quarter      $1.25       $0.6875
       Second Quarter     $0.6875     $0.50
       Third Quarter      $1.3125     $0.5625
       Fourth Quarter     $1.625      $0.75

       1996
       First Quarter      $1.00       $0.625
       Second Quarter     $1.8125     $0.9375
       Third Quarter      $2.0625     $1.375
       Fourth Quarter     $2.00       $1.375

       1997
       First Quarter      $2.50       $2.00
       (through March 25)

As of March 25, 1997, the Company had approximately 392 record holders of its Common Stock.

The Company currently has outstanding a total of 138,183 shares of Series A Preferred Stock. As of January 31, 1997, the Company was in default in the payment of dividends on the Series A Preferred Stock in the amount of $322,700. No dividends may be paid on the Common Stock if dividends payable on the Series A Preferred Stock are in arrears.

The Company has never paid dividends on its Common Stock and currently intends to retain all earnings for the continued growth and development of its business and has no plans to pay cash dividends in the future. Any change in the Company's dividend policy will be made in the discretion of the Company's Board of Directors in light of the Company's future earnings, financial condition and capital requirements and of general business conditions and other factors that cannot now be predicted.

The Company sold the following securities without registration under the Securities Act of 1933, as amended, that relate to the period covered by this Form 10-KSB.

Bedford Loans
In July 1995, the Company entered into a transaction with Bedford Capital Financial Corporation ("Bedford") pursuant to which Bedford and certain related persons loaned $1.2 million to the Company and received an option to loan up to an additional $1.8 million to the Company for a specified period of time and pursuant to certain call provisions. Between July 1995 and July 1996, the Company obtained the full $3.0 million financing from Bedford and such related persons.
Each dollar loaned carried a ten-year warrant to purchase one share of the Common Stock at an exercise price of $1.00 per share.

December 1995 and June 1996 Private Placements
In December 1995 and January 1996, the Company issued a total of 482.5 units through a private placement, with each unit consisting of a convertible promissory note with a principal amount of $1,000 and a warrant to purchase 1,000 shares of Common Stock at an exercise price of $1.00 per share. During June 1996 the Company issued an additional 1,017.5 units through another private placement under substantially the same terms. The purchasers of these units were primarily employees, business associates and affiliates of the Company. Each purchaser received registration rights with respect to the shares of Common Stock underlying the warrants.

November 1996 Bridge Loan
In November 1996, the Company borrowed $250,000 to fund its working capital requirements pending closing of a private placement of Common Stock in December, 1996. Fifty percent of the loan was provided by Keefe, Bruyette & Woods, Inc., the Placement Agent in the December 1996 private placement, and the balance equally by certain members of management of the Company, Bedford, and certain affiliates of Bedford. The lenders received five-year warrants to purchase an aggregate of 25,000 shares of the Common Stock. The warrants have an exercise price of $1.625 per share. The lenders received registration rights with respect to the Common Stock to be issued upon exercise of the warrants.

December 1996 Private Placement
On December 24, 1996, the Company completed a private placement of 5,177,000 shares of Common Stock at a price of $2.125 per share. For which Keefe, Bruyette and Woods, Inc. ("KBW") acted as sales placement agent. The purchases of the Shares were all accredited investors introduced to the Company by KBW.

December 1996 Restructuring
On December 24, 1996, the Company completed a restructuring of its debt. The restructuring involved the repayment of interest owing under the notes issued in connection with the December 1996/January
1996 and May/June 1996 private placements and the Bedford loans. In connection with the restructuring, as more fully explained in the Liquidity and Capital Resources section, below, Bedford exercised warrants to purchase a total of 1,023,750 shares of Common Stock, canceled existing warrants, received repayment of debt, and received new warrants to purchase 150,000 shares of Common Stock at an exercise price of $2.125 per share. The holders of warrants issued in connection with the December 1995 and June 1996 private placements exercised warrants to purchase an aggregate of 1,500,000 shares of Common Stock, and received, pro rata, new warrants to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $2.125 per share.

In each of the cases listed above, the Company claimed an exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Regualtion D thereunder.

Preferred Stock Conversion
On December 24, 1996, the Company also effected a voluntary conversion of 173,170 shares of the Company's Series A Preferred Stock into 238,043 shares of Common Stock. The Company claimed an exemption from registration under Section 3(a)(9) of the Securities Act as an exchange of securities of the Company satisfying the requirements of that section.

ITEM   6. MANAGEMENT'S   DISCUSSION   AND   ANALYSIS    OF    FINANCIAL
CONDITION  AND RESULTS  OF  OPERATIONS.

The  information set forth below contains "forward looking statements"
within   the  meaning  of  the  federal  securities
laws,   including
statements regarding opportunities for growth from expanded use of existing distribution channels and expanded use by existing distribution channels of the Company's products and services and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause actual results to differ materially form those expressed in the statements.

General
PMC International, Inc. (the "Company") develops, markets, and manages sophisticated investment management products and services. Not a money manager itself, the Company's products and services facilitate the selection and/or monitoring of unaffiliated money managers or mutual funds for customers of the Company's distribution channels depending upon the size, sophistication and requirements of the investor. The Company's products and services address investment suitability and diversification, asset allocation recommendations, portfolio modeling and rebalancing, comprehensive accounting and portfolio performance reporting. The Company's revenues are realized primarily from fee sharing agreements for its products based on a percentage of managed assets as well as consulting fees for certain advisory services and licensing fees from its software products.

The Company's consolidated revenues are generated through its three operating subsidiaries Portfolio Management Consultants, Inc. (`PMC"), Portfolio Brokerage Services, Inc. ("PBS"), and Portfolio Technology Services, Inc. ("PTS"). Currently, the Company's revenues are primarily derived from fees charged to customers for certain investment advisory, portfolio administration and reporting services ("Investment Management Fees") which generally are collected in advance on a quarterly basis from each of its customers. PMC's
Investment  Management  Fees  are  determined  and  collected   as   a
percentage of managed assets. Those fees are affected by the extent to which the Company attracts new or loses existing customers, the appreciation or depreciation of the U.S. and international equity and fixed income markets, and the type and size of accounts and the corresponding difference in fee schedules.

Selected Financial Data
The selected financial data presented below has been derived from the Company's financial statements. This financial information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

                          Balance Sheet Data

         Year Ended December 31,
                         1996        1995
Total Assets         $9,438,000   $ 2,940,000
Total Liabilities    $2,893,000   $ 4,856,000

Shareholders' Equity $6,545,000   $(1,916,000)

                     Statement of Operations Data

                                                   1996        1995
  Consolidated Capital Expenditures             876,000     917,000
  Consolidated Depreciation                     538,000     148,000
  Consolidated Cash Flow from                (4,600,000) (1,189,000)
   Operations & Investing Activities
  Consolidated Cash Flow from                10,785,000   1,363,000
   Financing Activities

                              REVENUES
                                   % change         1996       1995
  Investment Management Fees         +11.5%   $9,635,000  $8,633,000
    Other Revenue         -           -1.5%  $   452,000  $  539,000
    Total Revenue                    +10.0%  $10,087,000  $9,172,000

                              EXPENSES
                                      % change       1996       1995
  Investment Management & Custodial      +8.5% $ 5,580,000  $5,140,000
   Fees Paid
  Operating Expenses                    +32.0% $ 8,532,000  $6,476,000
      Totals                            +21.0% $14,112,000 $11,616,000

      Net Income (Loss)                  + 65% ($4,025,000) ($2,444,000)

During 1996, PMC settled the SEC investigation that had begun in late 1993. As a result the Company has agreed to disgorge the principal profits of $456,788.25 earned in 1993 and 1994, together with prejudgment interest of approximately $164,000 to clients which were affected by the Company's principal trading activities.

The Company incurred $291,167 in interest expense that was paid to note holders of the bridge financings and the subordinate note from Bedford Capital (see Liquidity and Capital Resources below). As of year-end 1996, all these notes were paid or converted to capital stock.

Operating expenses increased by approximately $2,000,000 for the year ended December 31, 1996, vs. the same period in 1995 due to:
1.Increase  in  compensation and consulting expense  by  approximately
  $1,000,000 in 1996 vs. the same period in 1995. This increase was caused by the addition of staff to the Company's marketing and sales team as well as its technology group and operations. Headcount during 1996 increased from 43 to 53. These additions were necessary in order to continue the Company's systems enhancements and maintenance due to a change from outsourcing such activities to in-house operations. The Company began strengthening its marketing and sales group to provide a better market presence for its products and services in 1997.
2.Increase of occupancy costs, which include furniture and equipment, by approximately $500,000 in 1996 vs. the same period in 1995. This increase was primarily due to additional depreciation expenses caused by computer purchases and software development in late 1995 and during 1996.
3.Increase in marketing seminars and conventions. The Company incurred approximately $306,000 in such expenses during 1996 vs. $113,000 during the same period in 1995. The majority of these seminars and conventions took place during the second half of 1996 and were intended to increase the Company's visibility during introduction of its new products to the market.

4.Increase in interest expense by approximately $235,000 vs. the same period last year. This increase was caused by additional financing and borrowing to fund the Company's cash requirements for 1996.

5.Increase of other expenses such as data processing, supplies, equipment repair and so forth by approximately $300,000 in 1996 vs. the same period in 1995. The increase was primarily due to business expansion and new product development and introduction.

Significant changes in PMC's balance sheet that impacted PMCI's cash flow requirements included the capitalization of approximately $300,000 in connection with the development of the Allocation Manager software program and approximately $576,000 of newly acquired fixed assets in connection with hardware and software requirements for PTS and PMC's operations department.

PMCI's  cash  position was enhanced significantly due to fund  raising
activities  through  a  private  placement  in  December   1996
(see Finacial Statements).

Liabilities decreased substantially by $1,964,000 as of December 31, 1996 vs. the same period in 1995. The reduction was primarily due to repayment of bridge notes and part of the subordinated debt as well as conversion of the remaining part of the subordinated debt. These activities are explained in more detail in the Financial Statements. Accounts payable was reduced by approximately $600,000 during the same period. These reductions were possible due to the funding as the result of the private placement that occurred in December 1996.

Liquidity and Capital Resources
The Company's operating losses incurred over the last several years resulted in the need for significant funding. During the first three quarters of 1996, the Company borrowed an aggregate of $1.8 million from Bedford Capital Financial Corporation ("Bedford") and received an additional $1.0 million from the private placement of debt securities. These financings were in addition to $1.2 million borrowed by the Company from Bedford in July 1995 and $482,500 received by the Company from the private placement of debt securities in late 1995 and early 1996. In November 1996, the Company borrowed an additional $250,000 as bridge financing to fund working capital shortfalls through the completion of a private placement of Common Stock (see "Business - Corporate History"). The Bedford loans, the private placements, and the bridge financing each involved the issuance of warrants to purchase Common Stock.

In December 1996 the Company completed a private placement of 5,177,000 shares of Common Stock at a price of $2.125 per share. Also in  December 1996, the Company completed a restructuring of  its  debt and a partial restructuring of its preferred stock. The restructuring involved (i) the payment of all outstanding interest on the Bedford loans, the repayment of Bedford of $1,976,250 of outstanding principal on the Bedford loans, the exercise by Bedford of warrants to purchase 1,023,750 shares of Common Stock and delivery by Bedford of canceled promissory notes in the amount of 1,023,750 in satisfaction of the exercise price of the warrants, the cancellation of Bedford's remaining warrants, and the issuance to Bedford of new warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $2.125 per share; (ii) the exercise of warrants to purchase 1,500,000 shares of Common Stock issued to investors in connection with the Company's private placement of promissory notes and warrants in December 1995/January 1996 and May/June 1996 and the delivery of canceled promissory notes in the aggregate  principal  amount  of $1,500,000  in  satisfaction  of  the exercise price of such warrants, payment by the Company of all outstanding interest due and owning on such notes as of the exercise date, and the issuance of new warrants to purchase an aggregate of 150,000 shares of Common Stock to such investors; (iii) the repayment of the November 1996 bridge loan and (iv) the conversion of 173,170 shares of the Company's Preferred Stock into 238,043 shares of Common Stock, resulting in a reduction in the Company's cumulative dividend obligation to the holders of Preferred Stock from $583,576 as of September 30, 1996, to $322,700 as of January 31, 1997. A portion of the  conversion of shares of the Company's Preferred Stock into Common
Stock   was   effected  in  January  1997.

The Company believes that the proceeds of the December 1996 offering and restructuring have resulted in sufficient capital resources to meet the Company's substantial additional funding requirements until its new and existing products and services can generate sufficient revenues to offset its costs. The Company's intention is to use the additional equity capital to (i) finance any future operating losses the Company may incur, (ii) strengthen the Company's balance sheet with the goal of relisting of the Common Stock on the NASDAQ Small Cap Market, and (iii) provide adequate working capital to meet the Company's long term requirements.


ITEM 7. FINANCIAL  STATEMENTS.

See the financial statements attached to this report which starts at page F1.

ITEM 8. CHANGES    IN    AND   DISAGREEMENTS   WITH   ACCOUNTANTS    ON
       ACCOUNTING  AND  FINANCIAL  DISCLOSURE.

None.

ITEM 9 .DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS   AND    CONTROL
        PERSONS,   COMPLIANCE  WITH  SECTION  16 (a)  OF  THE  EXCHANGE
        ACT

Kenneth S. Phillips. President and CEO, Director, Mr. Phillips founded PMC in 1986 and serves as the President and Chief Executive
Officer of the Company. Mr. Phillips is responsible for corporate direction, product development and strategic planning. He was a co-founding participant in the Wilshire Cooperative in 1986 (associated with the institutional consulting firm Wilshire Associates). He served as the Chairman of the Publications Committee of the Investment Management Consultants Association ("IMCA") in 1994 and 1995, as a member of IMCA's officer and director Nominating Committee in 1994 and 1996, and has recently been elected to serve as a member of IMCA's Advisory Council. IMCA is the investment consulting industry's principal professional organization with more than 1200 members representing virtually all the major national, regional and independent consulting firms. Additionally, Mr. Phillips has been a guest speaker for the International Association of Financial Planners, the Investment Management Institute and the Institute for International Research. Mr. Phillips received his education at Colorado State University and holds numerous NASD license designations.

David L. Andrus. Executive Vice President, Director, Mr. Andrus joined PMCI in September 1995, as a Director and Executive Vice President of the Company and as President of PTS, the Company's technology and software applications development subsidiary. For the twelve years prior to joining PMC, Mr. Andrus was Chairman of Netwise, Inc., an international software firm that featured distributed processing products for local area networks. Netwise's clients included Fortune 500 international firms which sought to exploit enterprise-wide processing systems seamlessly, through the integration of PC based technology with legacy systems. At Netwise, Inc., Mr. Andrus was responsible for all business development, strategic relationships, international sales channels and for establishing the general technical direction of the firm and its products. Netwise was sold to Microsoft Corp. in 1995. With more than 17 years of experience in product development, computer engineering and consulting, Mr. Andrus served as Director of Systems Architecture of the Advanced Systems Group at Burroughs Corporation. He was responsible for the design of a state-of-the-art distributed processing system consisting of integrated voice and data, distributed databases, printer servers and communication servers on high-speed fiber optic LANs. Mr. Andrus also served as Manager of the Advanced Development Group at NBI, Inc. where he was responsible for systems and software development and testing. Mr. Andrus holds a B.S. in Electrical Engineering from the University of Colorado.

Vali Nasr. Chief Financial Officer, Treasurer, Mr. Nasr joined PMC in 1992 as the Company's Chief Financial Officer, financial Principal and Treasurer. Since September 1995, Mr. Nasr has been President of Portfolio Brokerage Services Inc., the Company's wholly owned subsidiary. Prior to joining the Company, Mr. Nasr was Vice President of Finance for a large, retail broker/dealer. Prior to holding this position for four years, Mr. Nasr spent four years as Vice  President
of Accounting with Sutro & Company, Inc. in San Francisco. Prior to joining Sutro, Mr. Nasr spent four years with Charles Schwab and Company as Accounting Manager. Mr. Nasr began his career with Merrill Lynch in their accounting department. He received his B.A. in Accounting from the University of California, Berkeley and his M.B.A. in Finance from Golden Gate University.

J.W. Nevil Thomas. Chairman of the Board of Directors, Mr. Thomas has been a Director of the Company since July 1995. Since 1970 Mr. Thomas has served as President of Nevcorp, Inc., an investment and a financial and management consulting firm.. In addition, Mr. Thomas is a Director of Bedford Capital Financial Corporation ("Bedford") and is
Chairman of Bedford Capital Corporation, a subsidiary of Bedford, whose principal business is merchant banking. In addition to being a Director of the Company, Mr. Thomas is a Director of the Gan COmpany of Canada, Ltd., Reliable Life Insurance Company, Pet
Valu Inc., French Fragrances, Inc. Old Republic Insurance and several other private Canadian and American companies. Mr. Thomas holds a Bachelor of Commerce from the University of Toronto, a M.A. in Economics from Queens University, a M.B.A from York University, and is a Chartered Financial Analyst.

D. Porter Bibb. Director, Mr. Bibb became a Director of the Company in September 1995. Mr. Bibb is a Principal and Co-Director of Corporate Finance of Ladenburg, Thalmann & Co., Inc., an investment-banking firm. Prior to joining Ladenburg in 1984, Mr. Bibb was a Managing Director of Bankers Trust Company, involved in the start-up of their investment banking operations. Prior to that time, he was Director of Corporate Development for the New York Times. Mr. Bibb has a B.A. in History, Economics and Political Science from Yale University and engaged in graduate studies at New York University, London School of Economics and Harvard Business School.

Emmett J. Daly. Director, Mr. Daly became a Director of the Company on February 27, 1997. Mr. Daly is currently Senior Vice President of Corporate Finance of Keefe, Bruyette & Woods, Inc., an investment banking firm that Mr. Daly joined in 1987 as an Associate in the Corporate Finance Department. Prior to that time he spent two years as Credit Analyst followed by one year as an Assistant Treasurer of Manufacturers Hanover Trust Company. Mr. Daly received a B.A. in Economics from College of the Holy Cross and his M.B.A from the Kenan Flager School of Business at University of North Carolina, Chapel Hill.

The Bylaws of the Company were amended in December 1996 to set the number of members of the Board of Directors at seven. Under subscription agreements with investors in the December 1996 Offering, those investors are entitled to designate one director, and one additional director is to be mutually acceptable to the Company and such investors. The mutually acceptable director is Emmett J. Daly. Two seats are yet to be filled, one seat to be designated by PMCI management and the other by the aforementioned investors.

Under a Shareholders Agreement among Bedford, the Company, Mr. Phillips, Mr. Andrus, and KP3 LLC, (i) Bedford is entitled to designate one director, and one additional director is to be reasonably acceptable to Bedford and Messrs. Phillips and Andrus, and
(ii) Messrs. Phillips and Andrus are entitled to designate three directors, including one member of senior management designated after the date of the agreement. Mr. Thomas is currently the director designated by Bedford, and Messrs. Phillips and Andrus are two of the three directors they are entitled to designate. The remaining two positions entitled to be designated under the agreement are currently vacant.

The Company believes that during fiscal year 1996, the following officers, directors or 10% holders of its Common Stock filed late reports, failed to report transactions on a timely basis or failed to file a form required under Section 16 of the Securities Exchange Act of 1934, as amended:

     * Phillips & Andrus, LLC - late filing of 1 required report
     * Bedford Capital Financial Corporation - late filing of 1 required report
     * William L. Atkinson - late filing of 1 required report

ITEM 10.    EXECUTIVE  COMPENSATION

The following table provides certain summary information concerning compensation paid by the Company and its subsidiaries to the Company's Chief Executive Officer and to each executive officer at the end of 1996.

Summary Compensation Table
                                     Other      Options
                    Fis              Annual     Granted    All
    Name and        cal     Salary   Compen     (1)       Other
    Principal       Year            -sation               Compens
    Position                                               ation
Kenneth S. Phillips  1996   $252,000  $13,329    50,000
President, Chief     1995   $228,124   $8,396
Executive
Officer              1994   $241,774   $8,047

David L. Andrus(2)   1996   $240,000          1,050,000
Executive Vice       1995   $ 40,000
President

Vali Nasr            1996   $159,515             50,000
Chief Financial      1995   $126,475
Officer &
Treasurer            1994   $128,262

  (1) The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the Table.
  (2)   Mr. Andrus joined the Company in 1995.

During the year ended December 31, 1996, the Company granted to its Chief Executive Officer and the other executive officers listed in the Summary Compensation Table options to acquire a total of 1,150,000 shares of Common Stock as set forth in the following table.

Option Grants in Last Fiscal Year
                  Number of    Percentage of    Exercise      Expiration
                    Shares     Total Options      Price          Date
                  Underlying    Granted to
                   Options     Employees in
                   Granted      Fiscal Year
Kenneth S. Phillips 50,000         4.2%           $1.00        6/7/2001

David L. Andrus    800,000         87.5%         $1.5625          (1)
                   200,000                       $2.125       12/17/2002
                    50,000                       $1.00        6/7/2001
Vali Nasr           50,000          4.2%         $1.00        3/31/2001

(1) Options expire 24 months after Mr. Andrus leaves the employ of the Company.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year
End Option/SAR Values
                                          Number of          Value of
                                          Securities       Unexercised
                 Shares     Value         Underlying     Money Options at
               Acquired on  Realized     Unexercised          FY End
                Exercise                Options at FY
                                             End         Exercisable/Unex
                                       Exercisable/Unex     ercisable
                                          ercisable
Kenneth    S.       0           0       20,000/30,000    $22,500/$33,750
Phillips

David L.       0           0           295,000/755,000   $168,830/$513,750
Andrus

Vali Nasr           0           0          50,000/0         $56,250/$0

Compensation of Directors
During 1996, the Company did not pay its employee directors for attending board meetings. Each of the three outside directors received a $5,000 annual retainer and a $500 fee for each meeting attended. The Company reimburses all of its directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors. On June 7, 1996, each member of the Board of Directors was granted options to purchase 50,000 shares of Common Stock at an exercise price of $1.00 per share. Such options expire five years from the date of grant and vest 20% at such time as the average bid and offer price for the Common Stock equals $1.00, $2.00, $3.00, $4.00 and $5.00, respectively, for twenty consecutive trading days.

Employment Agreements
The Company has employment agreements with Mr. Phillips, its President and Chief executive Officer, and Mr. Andrus, its Executive Vice President. The Agreement with Mr. Phillips is dated July 26, 1995, and is for a three year-term. Either party may terminate the agreement upon 90 days' prior notice. The agreement provides for a minimum salary of $240,000 ($300,000 if the Company has pre-tax profits of at least $1,000,000), 40% of the annual bonus pool (equal to 10% of the Company's pre-tax profits), a car allowance, and participation in the Company's other benefit plans. If the Company terminates the agreement without cause, it will be obligated to make severance payments to Mr. Phillips in an amount equal to two-years' compensation. In addition, the agreement provides that any option granted to Mr. Phillips vest immediately upon his death or upon a change in control of the Company.

The Agreement with Mr. Andrus is dated July 26, 1995, and was amended in December 1996. It provides for a three year-term ending November 1998. Either party may terminate the agreement upon 90 days' prior notice. The agreement provides for a minimum salary of $240,000, options to acquire 1,000,000 shares of Common Stock, and participation in the Company's other benefit plans. If the Company terminates the agreement without cause, it will be obligated to make severance payments to Mr. Andrus in an amount up to one-year's compensation. In addition, the agreement provides that all options granted to Mr. Andrus vest immediately upon a change in control of the Company.

ITEM 11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
MANAGEMENT.

The following table and related notes contain information concerning beneficial ownership of the Company's Common Stock as of March 25, 1997, by (i) each person known by the Company to own beneficially more than five percent of the Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. The share amounts in this table reflect shares of Common Stock issuable upon the exercise of options and warrants exercisable within the next 60 days. All parties listed below are also Selling Shareholders. See "Selling Shareholders."

Name and Address           Number of         Percent of
                             Shares             Class
Kenneth S. Phillips(1)    3,074,767(8)(9)       21.1%

David L. Andrus(1)        687,000 (10)            4.5
J.W. Nevil Thomas(2)       20,000(8)(11)          *

D. Porter Bibb(3)          20,000(8)(12)          *

Emmett J. Daly(4)          16,000(15)            1.1

Vali Nasr(1)              120,497(13)              *

Bedford Capital           2,971,250(14)         20.3
Financial Corporation(5)

KP3, LLC(1)               1,643,845(15)         11.3

Wheatley Partners,          941,000              6.5
 L.P. (6)

Bay Pond Partners,        1,082,000              7.5
 LP (7)

Bay Pond Investors,         941,000              6.5
 (Bermuda), Ltd. (7)

All Officers and          4,082,264             26.5
 Directors as a group
 (6persons)

 * less than 1%.

 (1)   The address of Mr. Phillips, Mr. Andrus, Mr. Nasr, and KP3,
       LLC  is  555  Seventeenth Street, Suite 1400, Denver,  Colorado
       80202
 (2)   The address of Mr. Thomas is Scotia Plaza, Suite 4712, 40
       King Street West, Toronto, Ontario M5H 3Y2.
 (3)   The address of Mr. Bibb is 590 Madison Avenue, New York, New York
       10022.
 (4)   The address of Mr. Daly is Two World Trade Center, 85th Floor,
       New York, New York 10048
 (5)   The address of Bedford is 2nd Floor, Charlotte Hs., Shirly
       Street, Box N964, Nassau, Bahamas.
 (6)   The address of Wheatley Partners, L.P., is 80 Cutter Mill
       Road, Suite 311, Great Neck, New York 11021.
 (7) The address for Bay Pond Partners, L.P. and Bay Pond Investors (Bermuda), Ltd., is c/o Wellington Management Company, L.L.P.,
       75 State Street, Boston, MA 02109
 (8)   Includes 1,643,845 shares owned by KP3, of which Mr.
       Phillips is the managing member and has the controlling ownership interest; also includes 5,500 shares underlying presently exercisable warrants.
 (9) Includes 20,000 shares underlying presently exercisable options.
 (10) Includes 567,000 shares underlying presently exercisable options
(11)   Does not include shares owned by Bedford of which Mr.
       Thomas is a director and a 5.77% shareholder.
(12) Does not include 200,000 shares underlying presently exercisable options granted to Ladenburg, Thalmann & Co., Inc., of which Mr. Bibb is a managing director.
(13) Includes 50,000 shares underlying presently exercisable options.
(14) Includes 136,250 shares underlying presently exercisable options or warrants issued by the Company and 235,000 shares owned by
       KP3 and included in the beneficial ownership of Mr. Phillips that Bedford may acquire pursuant to a presently exercisable option.
(15) Shares beneficially owned by KP3 are also included in shares beneficially owned by Mr. Phillips and 235,000 of such shares also have been included in the beneficial ownership of Bedford.
(16) Includes 135,000 shares underlying presently exercisable options or warrants.

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

In July 1995, the Company borrowed $1.2 million from Bedford. As a result of this transaction and a simultaneous transaction wherein Bedford purchased 1 million shares of outstanding Common Stock of the Company from a former principal of the Company, Bedford became a greater than 10% shareholder of the Company, with the right to acquire in excess of 50% of the Company's stock. Those rights were terminated as a result of the restructuring described herein. Mr. J.W. Nevil Thomas and another affiliate of Bedford were appointed to the Company's Board of Directors in connection with that transaction.

Also in July 1995, the Company's then Chief Executive Officer and a director, Marc Geman, resigned. In connection with his resignation, Mr. Geman was entitled to severance payments totaling $180,000, due in monthly payments of $15,000. As of December 31, 1996, Mr. Geman had received all of the severance payments to which he was entitled. The Company also entered into an Indemnification Agreement with Mr. Geman whereby the Company agreed to hold him harmless, in an amount not to exceed $100,000, for expenses incurred in defense of the pending investigation by the Commission. As of December 31, 1996, the Company had made a total of $50,786 in indemnification payments under that agreement.

David L. Andrus, Executive Vice President of the Company, participated in the June 1996 offering of debt securities and warrants. Mr. Andrus purchased $100,000 shares of Common Stock. In addition, certain employees of PMC participated in the offering, purchasing a total of $162,500 of subordinated debt and receiving warrants to purchase 162, 500 shares of Common Stock. Mr. Andrus and the other Company employees participated in the offering on the same terms as all other investors.

In November 1996 the Company borrowed $250,000 (the "November Bridge Loan") to fund working capital requirements pending the closing of a private placement of Common Stock in December 1996. The lenders included Mr. Phillips and Mr. Andrus, the Company's President and CEO and Executive Vice President, respectively, and certain other employees of the Company. Bedford, a shareholder and affiliate of the Company, and Keefe, Bruyette & Woods, Inc., the placement agent for the December 1996 Offering, were also lenders. The loans were evidenced by 12% notes to be repaid on the earlier of the closing of the December 1996 Offering or March 31, 1997. The lenders also received warrants to purchase a total of 25,000 shares of Common Stock at a price of $1.625 per share and registration rights with respect to the shares of Common Stock underlying the warrants.

In December 1996, the Company completed a restructuring of its outstanding debt. As part of the restructuring, Bedford and certain of its assignees were repaid certain of the subordinated debt held by it, exercised certain of the warrants held by it, was issued certain shares of Common Stock by the Company in cancellation of its other warrants and was issued new five-year warrants to purchase 150,000 shares of the Common Stock with an exercise price equal to the price to investors in the Offering in consideration of the cancellation of certain options and rights. As a result of these transactions, all $3 million in outstanding debt previously owed by the Company to Bedford and it assignees has been eliminated and Bedford now beneficially owns Common Stock representing approximately 20.5% of the outstanding Common Stock. Bedford has also relinquished certain rights held by it and its right to elect directors of the Company has been modified such that Bedford now has the right to designate one director so long as it holds at least 10% of the outstanding Common Stock. In addition, at least one additional director must be acceptable to Bedford and the Company so long as Bedford owns at least 5% of the outstanding Common Stock. Bedford also retained demand and piggyback registration rights with respect to restricted securities acquired by it from the Company.
In   connection  with  the  restructuring,  the  Company's  consulting agreement with Nevcorp, Inc., was terminated.

In connection with the December 1996 restructuring, the investors in the December 1995 and June 1996 Offerings exercised their warrants to purchase an aggregate of 1,500,000 shares of Common Stock and surrendered canceled promissory notes in the aggregate principal amount of $1,500,000 in satisfaction of the exercise price for the warrants. In connection with the exercise of warrants and cancellation of debt, the investors also received, pro rata, five-year warrants to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $2.125 per share. Mr. Andrus, Executive Vice President of the Company, the brother and father of Mr. Phillips, the Company's President and Chief Executive Officer, and certain other employees of the Company, participated in the restructuring on the same terms as the other parties.

In January 1997, the Company provided assistance to Mr. Phillips, the Company's President and Chief Executive Officer, by providing collateral in the amount of $1,890,000 to a bank in connection with the bank's loan to KP3 LLC, a company owned and controlled by Mr. Phillips. The loan was for the purpose of refinancing loans against 1,643,845 shares of PMCI Common Stock owned by the LLC (the "LLC Shares") which were purchased from a former officer of the Company at the time of his departure. The Company has agreed to provide the collateral for up to two years and also agreed to lend funds to the LLC to service the interest payments on the loan. The total amount of assistance to the LLC is the form of collateral pledges and/or loans will not exceed $2.0 million. Mr. Phillips pledged the LLC Shares to the Company as security for the Company's contingent obligations to the bank.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

The Company filed no reports on Form 8-K during the fourth quarter of 1996.


                      Exhibits Description

3.1    Articles of Incorporation of the Company (1)
3.2    Bylaws of the Company

10.1 Employment Agreement between the Company and Kenneth S. Phillips dated as of July 26, 1995
10.2 Amended and Restated Employment Agreement between the Company and David L. Andrus dated as of December 17, 1996 (3)
10.3 Form of Subscription Agreement between the Company and each of the lenders in the November 1996 bridge financing (3)
10.4 Form of warrant issued to each of the lenders in the November 1996 bridge financial. (3)
10.5 Form of Registration Rights Agreement between the Company, each of the lenders in the November 1996 bridge financing, each of the investors in the December 1996 private placement, and the placement agent in the December 1996 private placement (3)
10.6 Form of Subscription Agreement between the Company and each of the investors in the December 1996 private placement (3)
10.7  Warrant dated December 24, 1996, issued to Keefe, Bruyette
     & Woods, Inc. (3)
10.8 Form of warrant issued to investors in connection with the December 1996 restructuring (3)
10.9 Restructuring Agreement dated as of December 24, 1996, among the Company, Bedford Capital Financial Corporation ("Bedford"), Portfolio Management Consultants, Inc. ("PMC"), Portfolio Brokerage Services, Inc. ("PBS"), and Portfolio Technology Services, Inc. ("PTS") (3)

10.10 Amended and Restated Registration Rights Agreement dated as of December 24, 1996, among the Company and Bedford (3)
10.11 Shareholders Agreement dated as of December 24, 1996, among the Company, Bedford, Kenneth S. Phillips, David L. Andrus, and Phillips & Andrus LLC (3)
10.12 Form of Warrant dated December 24, 1996, issued to Bedford and certain of its associates (3)
10.13 Advisory Agreement effective as of July 26, 1995, between Nevcorp Inc. and the Company (3)
10.14 Termination of Nevcorp Consulting Agreement (3)
10.15 Stock Option Plan of the Company (3)
10.16 Reimbursement and Pledge Agreement dated January 8, 1997, among the Company, KP3 LLC, and Kenneth S. Phillips (3)
10.17 Term Loan Agreement dated as of January 8, 1997, among the Company, KP3 LLC and Norwest Bank of Colorado N.A. (3)
10.18 Investment Agreement dated as of July 26, 1995, among the Company, PMC, PBS, PTS, and Bedford (2)

21.1 List of Subsidiaries (2)
23.1     Consent  of  Spicer Jeffries & Co.,  Certified  Public
     Accountants
24.1 Powers of Attorney

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-37800) dated November 15, 1990.
(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB (File No. 0-14937) for the year ended December 31, 1994.
(3) Incorporated by reference fromt he Compnay's registration statement on Form SB-2 (File No. 33-21335) dated February 7, 1997.

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

                                   Date:   March 28, 1997

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                  Title                Date


/s/ Kenneth S. Phillips      President, Chief      March 30, 1997
Kenneth S. Phillips         Executive Officer,
                                 Director

/s/ David L. Andrus           Executive Vice       March 31, 1997
David L. Andrus                 President,
                                 Director

/s/ J.W. Nevil Thomas            Director          March 31, 1997
J.W. Nevil Thomas

/s/ Porter Bibb                  Director          March 27, 1997
Porter Bibb

/s/ Emmett J. Daly               Director          March 31, 1997
Emmett J. Daly

                        PMC INTERNATIONAL, INC.
                           AND SUBSIDIARIES

                               CONTENTS


               Financial statements for the years ended
                      December 31, 1996 and 1995

Independent Auditors' Report                                         F-2

Consolidated Balance Sheets                                          F-3

Consolidated Statements of Operations                                F-4

Consolidated Statements of Changes in Shareholders' Equity (Deficit) F-5

Consolidated Statements of Cash Flows                          F-6 - F-7

Notes to Consolidated Financial Statements                    F-8  - F-18


                               F-1 of 18: Financial Statements Section

INDEPENDENT AUDITORS' REPORT


To the Shareholders
PMC International, Inc.

We have audited the accompanying consolidated balance sheets of PMC International, Inc. and its subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


SPICER, JEFFRIES & CO.
Denver, Colorado
March 1, 1997

                               F-2 of 18: Financial Statements Section

                        PMC INTERNATIONAL, INC.
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE  SHEETS
                       DECEMBER 31, 1996 AND 1995

                   ASSETS                         1996         1995

CASH AND CASH EQUIVALENTS (See Note 7)       $ 6 499 390    $ 313 885

RECEIVABLES:
Investment management fees                       145 714       39 733
Other receivables (See Note 7)                   160 483       63 210

FURNITURE AND EQUIPMENT, at cost, net of
accumulated depreciation of $689,227 and         936 234      688 233
$355,231

SOFTWARE DEVELOPMENT COSTS, at cost, net of      511 123      419 617
accumulated amortization of $203,526 in 1996
(Note 1)

PREPAID EXPENSES AND OTHER ASSETS                340 006      220 605

LONG TERM NOTE RECEIVABLE (Note 2)               570 494      897 167

GOODWILL (NET OF AMORTIZATION OF $75,853         274 147            297 487
   and $52,513)
                                           $   9 437 591         $  2 939 937


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
Accounts payable                              $   839 095        $  1 442 694
Accrued expenses                                  535 520             707 897
Other liabilities                                 730 909            571 389
Deferred revenue                                  552 868            411 347
Notes payable (Note 6)                             14 694          1 647 470
Obligations under capital leases (Note 7)         219 821             75 490

      TOTAL LIABILITIES                         2 892 907          4 856 287

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (DEFICIT) (Note 3):
   Preferred stock -no par value - authorized
    5,000,000 shares; issued and outstanding,
    175,897 and 349,017 shares                    439 742            872 543
   Common stock, $.01 par value - authorized,
    50,000,000 shares, issues and outstanding,
    14,471,756 and 5,555,713                      365 876            276 716
   Additional paid-in capital                  16 482 256          3 652 749
   Deficit                                    (10 743 190)        (6 718 358)

      TOTAL  SHAREHOLDERS' EQUITY (DEFICIT)     6 544 684         (1 916 350)

                                              $ 9 437 591        $ 2 939 937



                               F-3 of 18: Financial Statements Section

                        PMC INTERNATIONAL, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                      DECEMBER 31, 1996 AND 1995

                                               1996               1995
REVENUE:
 Investment management fees (Note 1)   $   9 634 992         $  8 632 888
 Trading income                               44 787               94 948
 Other income                                407 102              444 643

      Total revenue                       10 086 881            9 172 479

EXPENSES:
 Investment manager and other fees         5 580 846            5 139 613
 Salaries and benefits                     3 487 811            2 524 936
 Clearing charges and user fees              813 239              766 515
 Advertising and promotion                   830 140              629 476
 General and administrative                1 200 115              918 001
 Software development costs                  132 392               56 800
 Occupancy and equipment costs             1 149 084              630 833
 Professional fees                           763 086              484 860
 Settlement expense                          155 000              465 000

      Total expenses                      14 111 713           11 616 034

NET LOSS                              $   (4 024 832)       $  (2 443 555)

NET LOSS PER COMMON SHARE (Note 1)          $   (.72)             $  (.46)

WEIGHTED AVERAGE  NUMBER OF SHARES
  OUTSTANDING (Note 1)                     5 702 036            5 546 522



                               F-4 of 18: Financial Statements Section

                             PMC INTERNATIONAL, INC.
                                AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                           DECEMBER 31, 1996 AND 1995
                                                                    * Total
                         *           *       *         *            * Share-
                         * Additional*       *         *            * holders'
          Common Stock *  Paid-In  * Stock *         *            * Equity
        Shares*  Amount*  Capital  * Shares*  Amount *   Deficit  *(Deficit)
             *        *           *       *         *            *
BALANCES, 12/31/94    *           *       *         *            *
    5 540 501*$276 564*$ 3 637 689*349 017* $872 543*$(4 274 803)*$511 993
             *        *           *       *         *            *
             *        *           *       *         *            *

Issue  15 212*     152*     15 060*       *         *            *  15 212
of stock     *        *           *       *         *            *
to 401k Plan *        *           *       *         *            *
             *        *           *       *         *            *
Net loss     *        *           *       *         *(2 443 555) *(2 443 555)
             *        *           *       *         *            *
BALANCES, 12/31/95
    5 555 713* 276 716*  3 652 749*349 017*  872 543* (6 718 358)*(1 916 350)
             *        *           *       *         *            *
             *        *           *       *         *            *
             *        *           *       *         *            *
Stock   1 000*      10*      1 365*       *         *            *     1 375
options      *        *           *       *         *            *
exercised    *        *           *       *         *            *
             *        *           *       *         *            *
Notes 3 500 000* 34 999* 2 488 751*       *         *            * 2 523 750
payable converted      *          *       *         *            *
             *         *          *       *         *            *

Pref  238 043*    2 381*   430 420*(173 120)*(432 801)*          *
Issuance of stock      *          *         *         *          *
    5 177 000*   51 770* 10 949 355*        *         *          * 11 001 125
             *         *           *        *         *          *
             *         *           *        *         *          *

Less         *         *(1 040 384)*        *         *          * (1 040 384)
stock issuance         *           *        *         *          *
costs        *         *           *        *         *          *

Net loss     *         *           *        *         (4 024 832)* (4 024 832)
             *         *           *        *         *          *
BALANCES December 31, 1996         *        *         *          *

   14 471 756* $365 876*$16 482 256* 175 897* $439 742*$(10 743 190)*$6 544 684

                        PMC INTERNATIONAL, INC.
                            AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECEMBER 31, 1996 AND 1995
                      INCREASE (DECREASE) IN CASH


                                               1996                  1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                              $   (4 024 832)         $  (2 443 555)
  Adjustments to reconcile net  loss  to  net cash
  used in operating activities:
  Depreciation and amortization                560 862               171 907
  Accretion of discount onnote receivable      (67 181)              (69 053)
  Stock issued as compensation under 401K plan    -                   15 212
  Investment management fees receivable       (105 981)               32 085
  Other receivables                            (97 273)               22 196
  Prepaid expenses                            (119 401)                9 509
  Accrued expenses                            (172 377)              103 805
  Accounts payable                            (597 029)              729 837
  Other liabilities                            159 520               464 399
  Deferred revenue                             141 521                37 346

    Net cash used in operating activities   (4 322 171)            (926 312)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and equipment       (376 574)            (405 932)
   Reduction of long-term note receivable     393 854            338 067
   Reduction of secured demand note                 -            225 000
   Cost of software                          (295 022)            (419 617)

Net cash in investing activities             (277 742)            (262 482)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds form notes payable               3 125 000           1 925 000
  Principal payments on notes payable      (2 234 026)            (322 530)
  Principal payments on obligations
    under capital lease                       (67 672)            (14 709)
  Principal payments on subordi-                -                (225 000)
    nated note payable
  Sale of common stock, less offering costs 9 960 741                -
  Proceeds from exercise of stock options       1 375                -

  Net cash provided by financing           10 785 418           1 362 761

NET INCREASE IN CASH                        6 185 505            173 967

CASH, at beginning of year                    313 885            139 918
CASH, at end of year                    $   6 499 390         $  313 885







                          F-6 of 18: Financial Statements Section

                        PMC INTERNATIONAL, INC.
                            AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOW
                      DECEMBER 31, 1996 AND 1995
                      INCREASE (DECREASE) IN CASH
                              (Continued)


                                                            1996            1995
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid for interest                          $   367 180         $  96 969

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Purchase  of  equipment via  capital  lease    $   205 433         $  90 199
  obligation
  Conversion of preferred stock to common        $   432 801         $  -
   stock
  Loans payable to common stock                $   1 500 000         $  -

  Conversion of note payable to common stock   $   2 523 750         $  -
















                          F-7 of 18: Financial Statements Section

                        PMC INTERNATIONAL, INC.
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES

Organization

On September 23, 1993, the shareholders of Schield Management Company ("Schield") approved an exchange of common stock of
Schield for all of the outstanding common stock of Portfolio Management Consultants, Inc. ("PMC") and a name change from Schield to PMC International, Inc. ("PMCI"). The share exchange was completed on September 30, 1993 and as a result of this transaction, PMC is a wholly owned subsidiary of PMCI. The share exchange between Schield and PMC was treated as a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, PMC was considered the acquiror for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Schield. The Schield assets acquired and liabilities assumed were recorded at their fair values. The cost of the acquisition of Schield of $1,741,018 was based on the NASDAQ publicly traded price of the outstanding Schield common stock prior to the announcement of the transaction. The excess of the cost of the acquisition over the fair value of the assets acquired and liabilities assumed was recorded as goodwill.

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









                          F-8 of 18: Financial Statements Section

                        PMC INTERNATIONAL, INC.
                            AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 AND 1995
                              (Continued)


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

The Company has developed a windows-based software program for sale to financial product distribution entities. The product is designed to guide clients of these entities through the process of choosing appropriate combinations of mutual funds for their own portfolios. The majority of costs incurred to establish the technological feasibility of this product were borne by unrelated individuals prior to the product being introduced to the Company. Prior to achieving technological feasiblilty in 1995, the Company incurred approximately $50,000 in research and development costs after receiving the products from the unrelated individuals. These costs have been included in the statement of operations for 1995. All subsequent costs incurred directly related to the development of the software were capitalized. Capitalized costs are being amortized over the economic life of the software, which in this case is three years. It is the Company's policy to amortize and evaluate software for net realizable value on a product-by-product basis. The software became available for sale during 1996. The Company's plans to generate revenues from this product are four fold; license fees, customization fees, a continuing fee equal to a percentage of assets under management of the end users purchasing such software, and annual maintenance fees. Costs of maintenance and customer support are charged to expense when the related revenue is recognized, or when those costs are incurred, whichever occurs first.

The Company provides for depreciation of furniture and equipment on the straight line and declining balance methods based on estimated lives of three to seven years.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.






                          F-9 of 18: Financial Statements Section

                        PMC INTERNATIONAL, INC.
                            AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 AND 1995
                              (Continued)

NOTE 1 -                                        ORGANIZATION  AND
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company follows the intrinsic value based method of accounting as prescribed by APB 25,
Accounting for Stock Issued to Employees, for its stock-based compensation. Under the Company's stock option plan, the exercise price is equal to the fair value of the options at the grant date and no compensation cost is recognized.

Cash and cash equivalents for purposes of the statement of cash flows includes highly liquid investments with a maturity of three months or less at the date of acquisition.

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive. Dividends on cumulative preferred stock have been added back to the net loss in computing the net loss per share.

The Company reviews its long-lived assets and goodwill for impairment to determine if the carrying amount of the asset is recoverable. The goodwill arising from the transaction in Note 1 is being amortized using the straight-line method over 15 years. In complying with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company has determined the fair value of goodwill to be based on the cost of becoming publicly traded for an entity in similar circumstances.

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

NOTE  2  - LONG TERM  NOTE RECEIVABLE

In connection with the Schield reverse acquisition, the Company acquired a long term note receivable related to the sale of Schield's market timing operations to an entity controlled by a founder of Schield. The note is payable in monthly installments of $32,000, including interest through August, 1998. The note was recorded at its estimated fair value as of September 30, 1993. The discount from the face amount of the note receivable is a credit to interest income over the life of the note using the interest method. The principal balance of the note as of December 31, 1996 is $697,129 compared to its carrying amount of $570,494.

NOTE   3  - SHAREHOLDERS' EQUITY

Preferred Stock

Holders of preferred stock are entitled to receive dividends at a rate of $0.325 per share per annum (equal to 13% of the purchase price per share attributable to the preferred stock). Dividends are payable semi-annually on January 15 and July 15 in each year. Dividends accrue from the date of the preferred stock issuance and are cumulative. Upon liquidation or dissolution of the Company, holders of preferred stock are entitled to a preference over the holders of common stock in an amount per share equal to the original purchase price attributed to a share of preferred stock ($2.50) plus all
                         F-10 of 18: Financial Statements Section

                        PMC INTERNATIONAL, INC.
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 AND 1995
                              (Continued)

NOTE   3  -  SHAREHOLDERS' EQUITY (continued)

unpaid  cumulative  dividends.   The  preferred  stock  is   non-
participating and the holders of preferred stock have no preemptive rights and no voting rights except as may be required by Colorado law. At the option of the Company, the preferred stock may be redeemed in whole, or in part, at a price of $2.75 per share, plus unpaid cumulative dividends. Redemption can only occur if certain conditions regarding the bid prices of the Company's common stock and the Company's after-tax earnings are met.

As  of  January 15, 1997, cumulative dividends in arrears totaled
$322,700.

Common Stock

During December, 1996, the Company issued 8,916,043 shares of its common stock through several issuances. First, a private placement was completed whereby 5,177,000 shares were issued for cash of $11,001,125 less offering costs of $1,040,384. Secondly, convertible promissory notes issued in December, 1995 and the first half of 1996 in the amount of $1,500,000 were repaid and the proceeds were used to exercise warrants for 1,500,000 common shares and 150,000 new warrants were issued to the noteholders in connection therewith (see Note 6). Thirdly, in connection with the shareholder note payable as described in Note 6, warrants to purchase 1,023,750 shares of common stock were exercised for cash of $1,023,750 and warrants to purchase 1,976,250 shares of common stock were exchanged for 976,250 shares of common and 150,000 new warrants. Additionally, certain preferred shareholders exercised their conversion rights and exchanged 173,120 preferred shares for 238,043 shares of common.

NOTE 4 - INCOME TAXES

The Company has an unused net operating loss carryforward of approximately $7,000,000 for income tax purposes, $1,200,000 expiring in 2009, $1,800,000 in 2010 and the remainder expiring in 2011. This net operating loss carryforward may result in future income tax benefits of approximately $2,800,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying anounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                           1996                  1995
Deferred tax liabilities             $         -          $        -
Deferred tax assets

Net operating loss carry forwards        2 579 000           1 149 500
  Legal settlement                         233 300             175 000
  Total deferred tax assets              2 812 300           1 324 500
  Valuation allowance for deferred tax  (2 812 300)         (1 324 500)
   assets
                                    $         -           $         _

The valuation allowance for deferred tax assets was increased by $1,487,800 and $855,300 during 1996 and 1995, respectively.
                        F-11 of 18: Financial Statements Section

                        PMC INTERNATIONAL, INC.
                            AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 AND 1995
                              (Continued)
NOTE    5   - REGULATORY REQUIREMENTS

PBS is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. At December 31, 1996, PBS had net capital and net capital requirements of $233,288 and $100,000, respectively. The Company's net capital ratio (aggregate indebtedness to net capital) was .53 to 1. According to Rule 15c3-1, PBS's net capital ratio shall not exceed 15 to 1. On a consolidated basis, as a result of the requirement, net assets of $120,000 are unavailable for any purpose other than meeting PBS's net capital requirements at December 31, 1996.

NOTE 6 -  NOTES PAYABLE

Notes payable consist of the following:
                                                            1996            1995
8-1/2% note payable to shareholder, due  July
26, 2000 interest payable  monthly beginning
August 10,  1996, principal and all
accrued  and  unpaid  interest  is   due   at
maturity, secured by all                        $   -                $ 1 200 000
assets  of PMCI and its subsidiaries  (except
PBS which security

11.5% note payable to shareholder(s),             14 694                  22 470
unsecured, due August 1, 1998, payable
in monthly installments of $832 including interest. In 1996 and 1995, principal of $8,535 and $6,159 mature.

9%  notes  payable to employees and unrelated
individuals, due December 29, 1996, principal           -                425 000
and interest payable on or before maturity date, secured by a second lien on Company assets.

                                                  14 964               1 647 470

The above $1,200,000 shareholder note payable is related to a financing and stock purchase agreement which encompasses a series of transactions, none of which are considered binding until certain criteria are met. The shareholder acquired 1,000,000 shares of the Company's common stock in a private transaction with another individual and loaned the Company $1,200,000. In connection with this loan, a warrant to purchase 1,200,000 shares of common stock at $1.00 per share (see note 3) was also received. In addition, the shareholder obtained an option to lend the Company an additional $1,800,000 and received warrants similar to those issued in connection with the initial loan. Through July 9, 1996, this shareholder fulfilled its option and loaned the Company an additional $1,800,000 and received 1,800,000 warrants to purchase common shares. On December 24, 1996, the shareholder and the Company entered into an agreement whereby (1) the Company would remit $1,976,250 against the principal amount of the loan, (2) the shareholder would exercise warrants to purchase 1,023,750 common shares at $1.00 per share to be used against the remaining principal balance, and (3) the shareholder would exchange its remaining warrants for 976,250 shares of common stock and 150,000 warrants to purchase common stock at $2.125 per share.

                         F-12 of 18: Financial Statements Section
                        PMC INTERNATIONAL, INC.
                            AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 AND 1995
                              (Continued)

NOTE  6  -  NOTES  PAYABLE (continued)
During March, 1995, through a private offering, PMCI issued $300,000 of convertible promissory notes bearing 15% interest per annum. These notes were repaid in July 1995. In addition, in November, 1996, the Company borrowed $250,000 from unrelated persons on a short-term basis carrying interest at 12%. In December, 1996 these amounts were repaid through the proceeds of the private offering (see Note 3).

On December 14, 1995 the Company commenced a private offering of units. Each unit consisted of a promissory note with limited conversion rights in the principal amount of $1,000 and a warrant to purchase 1,000 shares of common stock at a price per share equal to the greater of $1.00 or the market price on the initial closing date of the offering. If the notes were not paid by the due date, the notes, at the option of the holder, became convertible into shares of the Company's common stock on the basis of one share for each $1.00 of unpaid principal and interest. On May 7, 1996 a second private offering of units commenced with similar terms and after completion $1,500,000 of promissory notes were outstanding from both offerings. Prior to the due date of the notes, the Company asked its noteholders to agree to apply their principal balance against the exercise price of their warrants and, in addition, they would also receive warrants to purchase 150,000 shares of the Company's stock at an exercise price of $2.125 per share. Subsequently, the noteholders agreed to this arrangement.

Interest  expense for the years ended December 31, 1996 and  1995 was $331,008 and $102,011 respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In January 1997,a limited liability company owned and controlled by the Company's president and chief executive officer (the "LLC") borrowed $1,750,000 from a bank with a due date of December 31, 1997. In connection with this borrowing, the Company agreed to collateralize the loan on behalf of the LLC.
Accordingly, $1,890,000 of cash included in cash and cash equivalents (representing the initial principal balance and in an interest reserve) in the accompanying balance sheet became restricted for this purpose. The Company has also agreed to loan the LLC amounts sufficient to pay interest on the loan so long as the amount of loans made and bank collateral provided would not exceed $2,000,000. The borrower has agreed to reimburse the Company for any amounts paid by the Company toward the loan or for collateral applied to the loan, including interest at an annual rate of 9%, and have granted the Company a security interest in 1,643,845 shares of the Company's common stock held by it.

PMC had been under a formal order of private investigation by the Securities and Exchange Commission relating to certain aspects of PMC's former practice of principal trading. PMC discontinued this practice in April, 1994. In 1995, the Company submitted a settlement proposal to the Commission, without admitting or denying liability, on behalf of PMC under a plan pursuant to which PMC would disgorge its trading profits realized from principal trading together with prejudgment interest in an amount estimated to be $465,000. In 1996, the settlement was accepted by the Commission with the total amount payable, including accrued interest approximating $620,000. These amounts have been included in other liabilities in the accompanying financial statements.

The Company has leases for office space and equipment under various operating and capital leases. Included in furniture and equipment is $295,552 of equipment under capital leases at December 31, 1996 and accumulated depreciation relating to these leases of $30,184.
                         F-13 of 18: Financial Statements Section

                        PMC INTERNATIONAL, INC.
                            AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 AND 1995
                              (Continued)

NOTE 7 -      COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease payments under noncancelable leases as of December 31, 1996 are as follows:

                                                  Principal
 Year ending                                        due
 December 31,       Operating       Capital       Capital Lease

    1997            $  375 824     $  123 992     $  103 119
    1998               351 672        103 486         95 336
    1999               298 658         22 178         21 366
    2000               293 567          -              -
    2001                24 000          -              -
 Thereafte               -              -           -

                    $1 343 721        249 656     $  219 821

 Less amount
   representing interest               29 835
 Present value of net
   minimum lease payments          $  219 821

Total rent expense for facilities and equipment for the years ended December 31, 1996 and 1995, was $471,339 and $410,263, respectively.

NOTE 8 -  STOCK OPTIONS AND WARRANTS

The Company has no formal stock option plan, however it has granted options to officers, employees, shareholders and certain other individuals and entities allowing them to purchase common stock of the Company generally at the market value of the stock at date of grant. Options are generally for a five-year term however, in certain instances the term is longer.










                         F-14 of 18: Financial Statements Section

                        PMC INTERNATIONAL, INC.
                            AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 AND 1995
                              (Continued)

NOTE  8  -                                         STOCK  OPTIONS
AND WARRANTS (continued)

In addition, common stock warrants have been issued in connection
with  certain private offerings of stock and debt.   At  December
31, 1996, warrants to purchase common stock at various prices were outstanding which expire as follows:

     Expiration                     Exercise
     Date              Warrants     Price

     December, 1998      300 000     1.620
     June, 2001          200 000     1.000
     November, 2001       25 000     1.625
     December, 2001      550 000     2.125

                       1 075 000


The following table describes certain information related to the Company's compensatory stock option activity for the year ending
December 31, 1996.


                                  Number                 Weighted
Average
                                of Options                  Exercise Prices

    Outstanding, December 31, 1995        1 016 000        $         1.42
    Grants during year-
      Exercise price = market price       1 352 500                  1.40
      Exercise price > market price         200 000                  1.56
    Exercised during year                    (1 000)                 1.38
    Forfeited during year                   (22 000)                 1.13
    Expired during year                     (35 000)                 2.79
    Outstanding, December 31, 1996        2 510 500                  1.45

    Exercisable, December 31, 1996        1 400 500                  1.45








                         F-15 of 18: Financial Statements Section

                        PMC INTERNATIONAL, INC.
                            AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 AND 1995
                              (Continued)


NOTE  8  -   STOCK  OPTIONS AND WARRANTS (continued)

The weighted average grant date fair value of the options granted in 1996 was as follows:

      Exercise price = market price       $     $.67
      Exercise price > market price             1.03

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5.88% to 6.50%; dividend yield of -0- %; expected lives of five to six years; and volatility of 44.2%.

A  summary  of  the  Company's outstanding and exercisable  stock options as of December 31, 1996 are as follows:
                                                             Weighted Average
   Range of            Number
                                     Weighted Average    Remaining Contractual
 Exercise prices   of Options          Exercise Price           Life (months)

     $1.00 - $1.38
     Outstanding      1 228 500                $1.14             31 (a)
     Exercisable        728 500                 1.17             39

     $1.50 - $1.56
        Outstanding     977 500                 1.55             63 (b)
        Exercisable     567 500                 1.55             63 (c)

     $2.13 - $2.50
        Outstanding     252 500                 2.20             58
        Exercisable      52 500                 2.50              6

     $3.10
        Outstanding      52 000                 3.10             13
        Exercisable      52 000                 3.10             13

(a) Excludes 200,000 options which expire 12 months after employee termination.
(b) Excludes 800,000 options which expire 12-24 months after employee termination.
(c) Excludes 480,000 options which expire 12-24 months after employee termination.






                         F-16 of 18: Financial Statements Section

                        PMC INTERNATIONAL, INC.
                            AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 AND 1995
                              (Continued)

NOTE  8  - STOCK  OPTIONS AND WARRANTS (continued)

As previously described, the Company applies APB 25 and related Interpretations in accounting for its stock options.
Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's net loss and loss per share would have increased to the pro-forma amounts indicated below:

                                1996         1995

Net loss                  $(5 135 022)     $(2 541 606)

Net loss per share          $    (.91)  $     (.48)


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

NOTE 10 -  RISKS AND UNCERTAINTIES

PMC's revenues are primarily derived from a percentage of the assets under the management of its distribution channels. Assets under management are impacted by both the extent to which PMC attracts new, or loses existing clients and the appreciation or depreciation of the U.S. and international equity and fixed income markets. Assets of customers of an unrelated organization constitute approximately 16% of the total customer assets in PMC's managed account programs as of December 31, 1996. A downturn in general economic conditions could cause investors to cease using the products, including its proprietary software products, and services of the Company or its distribution channels.

The Company has deposits in banks in excess of the FDIC insured amount of $100,000. The amounts in excess of the $100,000 are subject to loss should the banks cease business.





                         F-17 of 18: Financial Statements Section

                        PMC INTERNATIONAL, INC.
                            AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 AND 1995
                              (Concluded)


NOTE   11   - FAIR  VALUES   OF   FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

The carrying amount of cash and cash equivalents reported in the balance sheet approximates fair value.

The carrying amount of receivables, accounts payable, accrued expenses and other liabilities in the balance sheet approximates fair value.

The  long-term  note receivable was discounted at inception  (see
Note 2) and accordingly its carrying amount approximates fair value.

The carrying amount of the obligations under capital leases approximates fair value.




























                         F-18 of 18: Financial Statements Section




                        Financial Data Schedule

                     as Filed Electronically with

                The Securities and Exchange Commission