Form 10QSB
period 1997-03-31
PMC INTERNATIONAL INC
filed 1997-05-15
CIK 765815

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 11, 1997.

Common Stock $0.01 Par Value                    14,543,614
           Class                             Number of Shares

Transitional Small Business Disclosure Format
Yes        No   X

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                                FORM 10-QS
                                   INDEX
                                                                                               Page #
PART I   Financial Information

         Item 1   Financial Statements (Unaudited)                                              3

                  Condensed Consolidated Balance Sheets                                         3
                  -- March 31, 1997 & December 31, 1996

                  Consolidated Statements of Operations                                         5
                 -- Three months ended March 31, 1997 & March 31, 1996

                  Condensed Consolidated Statements of Cash Flow                                6
                 -- Three months ended March 31, 1997 & March 31, 1996

                  Notes to Unaudited Condensed Consolidated Financial Statements                8

         Item 2   Management's Discussion & Analysis of Financial Condition & Results
                  of Operations                                                                10

PART II  Other Information

         Item 1   Legal Proceedings                                                            14

         Item 2   Changes in Securities                                                        14

         Item 3   Defaults upon Senior Securities                                              14

         Item 4   Submission of Matters to a Vote of Security Holders                          14

         Item 5   Other Information                                                            14

         Item 6   Exhibits & Reports on Form 8-K                                               15

Signatures                                                                                     15

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS (Note 1)

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                          (Unaudited)
                                                                            March 31,                       December 31,
                                                                              1997                              1996
CURRENT ASSETS

     Cash and cash equivalents (See Note 2)                              $ 4,450,485                    $ 6,499,390
     Receivables
        Investment management fees                                           540,904                        145,714
        Other receivables                                                    124,375                        160,483
                                                                          ----------                    -----------
     TOTAL                                                                 5,115,764                      6,805,587

FURNITURE AND EQUIPMENT, at cost,
     net of accumulated depreciation of
     $770,490 and $689,227                                                   997,483                        936,234

SOFTWARE DEVELOPMENT, at cost,
     net of accumulated depreciation of
     $267,763 and $203,526                                                   508,068                        511,123

PREPAID EXPENSES AND OTHER ASSETS                                            417,446                        340,006

GOODWILL (net of amortization of $81,688
     and $75,853)                                                            268,312                        274,147

LONG TERM NOTE RECEIVABLE (Note 2)                                           654,624                        570,494
                                                                           ---------                     ----------

     TOTAL ASSETS                                                        $ 7,961,697                    $ 9,437,591
                                                                           =========                      =========

See notes to unaudited condensed consolidated financial statements

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           (Unaudited)
                                                                            March 31,                   December 31,
                                                                              1997                           1996
LIABILITIES
     Accounts payable                                                      $ 574,559                      $ 839,095
     Accrued expenses                                                        538,662                        535,520
     Other liabilities                                                       123,327                        730,909
     Deferred revenue                                                        535,781                        552,868
     Notes payable                                                            12,738                         14,694
     Obligations under capital lease                                         209,312                        219,821
                                                                          ----------                    -----------

     TOTAL LIABILITIES                                                     1,994,379                      2,892,907
                                                                           ---------                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 3)
     Preferred stock, no par value - authorized
        5,000,000 shares; issued and outstanding,
        138,182 shares and 175,897 shares                                    345,455                        439,742
     Common stock, $.01 par value - authorized
        50,000,000 shares; issued and outstanding,
        14,523,614 shares and 14,471,756 shares                              366,395                        365,876
     Additional paid-in capital                                           16,531,462                     16,482,256
     Accumulated deficit                                                 (11,275,994)                   (10,743,190)
                                                                         ------------                   ------------

        TOTAL SHAREHOLDERS' EQUITY                                         5,967,318                      6,544,684
                                                                           ---------                      ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                     $ 7,961,697                    $ 9,437,591
                                                                          ==========                     ==========

See notes to unaudited condensed consolidated financial statements.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                1997                      1996

                                                                         ------------------         ----------------
    REVENUE:
        Investment management fees                                          $    2,744,816           $    2,406,024
        Trading income                                                              10,913                   30,556
        Other income                                                               105,392                  179,311
                                                                         ------------------         ----------------
            Total revenue                                                        2,861,121                2,615,891

    EXPENSES:
        Investment manager and other fees                                   $    1,390,722           $    1,407,055
        Salaries and benefits                                                      936,601                  757,735
        Clearing charges and user fees                                             157,207                  219,478
        Advertising and promotion                                                  162,170                  178,857
        General and administrative                                                 299,034                  231,967
        Software development costs                                                  50,630                        0
        Occupancy and equipment costs                                              282,080                  249,287
        Professional fees                                                          115,481                  111,310
                                                                         ------------------         ----------------
            Total expenses                                                       3,393,925                3,155,689

    NET LOSS                                                                $    (532,804)           $    (539,798)
                                                                         ==================         ================

    NET LOSS PER COMMON SHARE                                                       $(.04)                   $(.11)
                                                                         ==================         ================

    WEIGHTED AVERAGE  NUMBER OF
        SHARES  OUTSTANDING                                                     14,511,099                5,555,711
                                                                         ==================         ================

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                                                                       Three Months Ended
                                                                                            March 31
                                                                                 1997                        1996
                                                                                 ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $ (532,804)                  $ (539,798)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
     Accretion of discount on notes receivable                                 (19,234)                     (21,616)
     Depreciation and amortization                                             151,335                      120,835
     Changes in operating assets and liabilities
        Investment management fees receivable                                 (395,190)                     (25,787)
        Other receivables                                                       36,108                      (95,170)
        Prepaid expenses and other assets                                      (77,440)                    (121,438)
        Accounts payable                                                      (264,536)                     149,015
        Accrued expenses                                                         3,142                       36,617
        Other liabilities                                                       (4,491)                       2,474
        SEC Settlement Distribution                                           (603,091)                           0
        Deferred revenues                                                      (17,087)                      74,439
                                                                             ----------                     -------

     Net cash used in operating activities                                  (1,723,288)                    (420,429)
                                                                            -----------                    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture, equipment
        and software development                                              (233,843)                    (205,557)
     Decrease of long-term note receivable                                     100,283                      118,036
     Long term notes receivable PMC employees                                 (142,093)                           -
     Long term note receivable KP3, LLC                                        (31,689)                           -
     Principal payments on note receivable                                       8,603                            -
                                                                               -------                   ----------

        Net cash provided by (used in) investing activities                   (298,739)                     (87,521)
                                                                               -------                       ------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                     0                      298,669
     Principal payments on notes payable                                        (1,956)                      (2,019)
     Principal payments on obligations under capital lease                     (24,922)                     (10,516)
                                                                            -----------                  -----------

        Net cash provided by financing activities                              (26,878)                     286,134
                                                                            -----------                  ----------

NET INCREASE (DECREASE) IN CASH                                             (2,048,905)                    (221,816)

CASH, at beginning of period                                                 6,499,390                      313,885
                                                                            ----------                      -------
CASH, at end of period                                                      $4,450,485                     $ 92,069

See notes to unaudited condensed consolidated financial statements.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                1997                         1996
                                                                                ----                          ----

     Cash paid for interest                                                    $ 7,060                      $ 3,672
                                                                                ======                       ======

SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:
The Company incurred additional capital lease obligations during the three months ended March 31, 1997 of $20,983 for computer equipment.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE 1 -    SUMMARY OF ACCOUNTING POLICY

The accompanying unaudited condensed consolidated financial statements include the historical accounts of PMC for all periods, the accounts of PMCI since September 30, 1993, and PBS and PTS since inception, and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the informtion and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals and elimination of intercompany accounts and transactions) considered necessary for a fair presentation have been included. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

NOTE 2 -    LONG TERM NOTE RECEIVABLE

In January 1997, KP3, LLC, a limited liability company owned and controlled by the Company's president and chief executive officer (the "LLC"), borrowed $1,750,000 from a bank with a due date of December 31, 1997. The purpose of the loan was to finance payment of the deferred portion of the purchase price of 1,643,845 shares of the Company's common stock owned by the LLC that were purchased from a former officer of the Company at the time of his departure.
In connection with this borrowing, the Company agreed to collateralize the loan on behalf of the LLC. Accordingly, $1,890,000 of cash included in cash and cash equivalents (representing the initial principal balance and in an interest reserve) in the accompanying balance sheet became restricted for this purpose. Effective March 1997, the Company loaned the LLC $31,689.11 specifically designated to pay the interest on the bank loan. The borrower (KP3,LLC) has agreed to reimburse the Company for all amounts paid by the Company toward the loan or for collateral applied to the loan, including interest at an annual rate of 9% and have granted the Company a security interest in the 1,643,845 shares of the Company's common stock held by it.

During January 1997, the Company authorized financing of 154,690 shares of PMCI's common stock which had been purchased and owned by a number of PMC employees as part of a private sale of stock by a shareholder of the Company in 1993. This purchase was originally financed through a bank loan which came due on December 31, 1996. The balloon amount due at the expiration of the loan was $142,093.43. PMCI paid off the prior bank loan and financed this amount for its employees as notes receivable, collateralized by the underlying stock. PMCI is receiving monthly installments in the amount of $3,435 collected through payroll deductions. These notes will mature on December 31, 1999, with balloon payments of $38,825.57 due from employees.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (continued)

NOTE 3 -    SHAREHOLDERS' EQUITY

Common Stock/Preferred Stock

During January 1997, certain shareholders voluntarily exchanged 37,715 shares of the Company's Series A Preferred Stock and all accumulated dividends thereon for 51,858 shares of common stock. At March 31, 1997, there were 138,182 shares of preferred stock outstanding and cumulative dividends in arrears thereon of $253,509.

Options

On February 26, 1997, the Board of Directors granted options to purchase a total of 70,000 shares of the Company's common stock to employees at an exercise price of $2.50 per share and which expire in six years. The options vest 20% on the first anniversary of each employees date of hire with the balance vesting in equal successive quarterly installments over the following four years, provided, however, each employee must be employed by the Company at the time any vesting would occur. The Board of Directors also granted options to purchase 50,000 shares of common stock to Mr. Emmett Daly in connection with his becoming a director of the Company on February 27, 1997. The options vest at the rate of 20% at each such time as the average of the bid and asked price of the common stock equals $2.50, $3.50, $4.50, $5.50 and $6.50 respectively, for 20 consecutive trading days. The options are exercisable at $2.50 per share and expire in five years.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

PMC International, Inc. (the "Company") develops, markets, and manages sophisticated investment management products and services. Not a money manager itself, the Company's products and services facilitate the selection and/or monitoring of unaffiliated money managers or mutual funds for customers of the Company's distribution channels depending upon the size, sophistication and requirements of the investor. The Company's products and services address investment suitability and diversification, asset allocation recommendations, portfolio modeling and rebalancing, comprehensive accounting and portfolio performance reporting. The Company's revenues are realized primarily from fees charged based on a percentage of managed assets and to a lesser extent on consulting fees for certain advisory services and licensing fees from its software products. At the present time, the principal factors affecting the Company's revenues are whether the Company adds or loses customers for its investment management services, the performance of equity and fixed income markets, and the type and size of accounts managed by the Company and related differences in fees charged.

The following discussion relates to the Company's financial statements included in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997. This report should be read in conjunction with the Company's financial statements and Management's Discussion Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Results of Operations

Revenues for the first quarter of 1997 were $2,861,000 compared to $2,616,000 for the corresponding quarter in 1996, an increase of 9.4%. The increase was attributable primarily to investment management fees received from new relationships established by the Company during the first quarter. These fees are in compensation for start up and conversion services performed by the Company during the quarter ended March 31, 1997. Future revenues related to these new relationships are expected to be derived as a percentage of assets under management.

Operating expenses (which are total expenses less investment management and other fees) were $2,003,000 for the quarter ended March 31, 1997 compared to $1,749,000 for the corresponding quarter in 1996, an increase of $252,000 or 14.5%. This increase was due primarily to an increase in salaries and benefits of $179,000 as the Company added staff to its marketing and sales teams and technology and operations groups. The increased staff is to support the expansion of the Company's products and services, the enhancement of its internal systems and the servicing of new distribution channels and customers. Total Company employees at March 31, 1997 and 1996 were 60 and
43, respectively. Salaries and benefits are expected to increase throughout 1997 relative to 1996 because of increased staffing and compensation levels. The Company employed 71 persons at May 15, 1997. Future revenues related to these new relationships are expected to be derived as a percentage of assets under management.

Investment manager and other fees (which are primarily a function of the amount of assets managed) decreased marginally in absolute dollars by 7% relative to investment management fees (also a function of the amount of assets managed) primarily because the revenues related to the new customer relationships described above had no associated investment manager and other fees during the first quarter.

Liquidity and Capital Resources

Between December 31, 1996 and March 31, 1997, working capital decreased from $3,913,000 to $3,121,000. This $792,000 decrease resulted primarily from the use of cash to fund operating losses. Cash and cash equivalents decreased from $6,499,000 at December 31, 1996 to $4,450,000 ($2,256,000 of which was unrestricted) at March 31, 1997, as other liabilities and accounts payable were reduced significantly. Investment management fees receivable increased $395,000 during the period primarily as a result of the accrual of fees due from the new customers discussed above.

In January 1997, the Company assisted Kenneth S. Phillips, the Company's Pres-ident and Chief Executive Officer, by pledging cash collateral in the amount of $1,890,000 to a bank in connection with the bank's loan to KP3 LLC ("KP3"), a company owed and controlled by Mr. Phillips. The loan was made to KP3 for the purpose of financing payment of the deferred portion of the purchase price of 1,643,845 shares of the Company's common stock owned by KP3 that were purchased from a former officer of the Company at the time of his departure. The Company has agreed to provide collateral for the loan for up to two years and to lend funds to KP3 to service interest payments on the loan during that period. In March 1997, the Company lent $32,000 to KP3 to service the interest payments on the loan. The total amount of loans and pledges of collateral authorized does not exceed $2.0 million.

The Company has incurred significant costs during the past several years in developing internal operational systems and in developing, marketing and supporting its proprietary Allocation Manager (TM) ("AM") investment advisory software for use by professional financial consultants and expects having continuing costs in 1997 relating to the development of its internal operating systems and to the development and enhancement of it AM software. To date, assets under management within the AM programs have grown at a rate slower than anticipated.

In seeking to capture greater market share, the Company has introduced restructured and unbundled pricing which in some instances results in lower pricing for some of its services in certain of its distribution channels. The Company may make additional adjustments in the future. As a result of the restructured pricing, gross revenues as a percentage fo assets under management may decrease.

The Company anticipates that it will continue to experience operating losses until such time, if ever, as investment management fees from managed assets and consulting and license fees increase sufficiently to cover the Company's increasing operating expenses. While the Company believes that it has sufficient capital resources to meet its ongoing funding requirements, until its products and services can generate sufficient revenues to offset costs, there can be no assurance that the Company's products and services will be successful, that they will generate adequate revenue to meet the Company's capital needs or that the Company will become profitable in the future.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

PART II.        OTHER INFORMATION

ITEM 1          LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings.

ITEM 2          CHANGES IN SECURITIES

During January 1997, certain holders of the Company's Series A Preferred Stock voluntarily exchanged a total of 37,715 preferred shares and all accumulated dividends thereon for a total of 51,858 shares of restricted common stock. The shareholders received registration rights in connection with the restricted common stock received. In connection with the transactions, the Company claimed an exemption from the registration requirements of the Securities Act under
Section 3a-9 of the Securities Act.

ITEM 4          SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                --------------------------------------------------

                Not applicable.

ITEM 5          OTHER INFORMATION

                Not applicable.

ITEM 3          DEFAULTS UPON SENIOR SECURITIES

Holders of Preferred Stock are entitled to receive dividends at a rate of $0.325 per share per annum (equal to 13% of the purchase price per share attributable to the Preferred Stock). Dividends are payable semi-annually on January 15 and July 15 in each year commencing July 15, 1991. A preferred dividend became payable on January 15, 1997, which was not declared or paid. As of March 31, 1997, cumulative dividends in arrears were $253,509.

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

         A.       Number   Exhibit          Page Number

                  (27)     Financial Data Schedule   16

         B. No Reports on Form 8-K were filed by the Company during the first quarter.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        PMC INTERNATIONAL, INC.
                                                        REGISTRANT



Date:  May 15, 1997          /S/ Kenneth S. Phillips
                             ----------------------------
                             Kenneth S. Phillips
                             President, Chief Executive Officer



Date:  May 15, 1997          /S/  Vali Nasr
                             -----------------------------
                             Vali Nasr
                             Chief Financial Officer