Form 10QSB
period 1997-06-30
PMC INTERNATIONAL INC
filed 1997-08-15
CIK 765815

Page 1

                U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-QSB

(Mark One)
[X]   QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended JUNE 30, 1997

[  ]  TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from          to        .


                    Commission file number 0-14937 .

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

Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes     X     .  No  .

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 1997.

       Common Stock $0.01 Par Value                 14,548,614
                   Class                         Number of Shares

Transitional Small Business Disclosure Format
                               Yes No X .
                        PMC INTERNATIONAL, INC.

                                 INDEX


PART I     Financial Information                       Page No.

Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets            3
              June 30, 1997 and December 31, 1996

           Condensed Consolidated Statements of Income      5
              Three months ended June 30, 1997
               and June 30, 1996; Six months ended
               June 30, 1997 and June 30, 1996

           Condensed Consolidated Statements of Cash Flow   6
              Six months ended June 30, 1997
               and June 30, 1996

           Notes to Unaudited Condensed Consolidated Financial8
               Statements

Item 2     Managements Discussion and Analysis of         10
               Financial Condition and Results of
               Operations

PART II    Other Information

Item 1     Legal Proceedings                               14

Item 2     Changes in Securities                           15

Item 3     Defaults upon Senior Securities                 15

Item 4     Submission of Matter to a Vote of Security Holders15

Item 5     Other Information                               15

Item 6     Exhibits and Reports on Form 8-K                15

Signatures                                                 16




PART I.    FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS (Note 1)

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                 ASSETS

                                    (Unaudited)
                                     June 30,        December 31,
                                       1997              1996

CURRENT ASSETS

   Cash and cash equivalents (Note 2)$ 3,109,724   $ 6,499,390
   Receivables
      Investment management fees     970,554           145,714
      Other receivables              140,494           160,483
   TOTAL                           4,220,772         6,805,587

FURNITURE AND EQUIPMENT, at cost,
   net of accumulated depreciation of
   $865,216 and $689,227 (Note 1)  1,252,174           936,234

SOFTWARE DEVELOPMENT, at cost,
   net of accumulated depreciation of
   $338,037 and $203,526 (Note 1)    493,872           511,123

PREPAID EXPENSES AND OTHER ASSETS    713,120           340,006

LONG TERM NOTE RECEIVABLE (Note 2)   564,946           570,494

   TOTAL ASSETS                  $ 7,244,884       $ 9,163,444





See notes to unaudited condensed consolidated financial statements

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS EQUITY


                                    (Unaudited)
                                     June 30,        December 31,
                                       1997              1996

LIABILITIES
   Accounts payable                $ 754,693         $ 839,095
   Accrued expenses                  511,481           535,520
   Other liabilities                 106,193           730,909
   Deferred revenue                  551,489           552,868
   Notes payable                      10,619            14,694
   Obligations under capital lease    369,682          219,821

   TOTAL LIABILITIES               2,304,157         2,892,907

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS EQUITY (Note 3)
   Preferred stock, no par value - authorized
      5,000,000 shares; issued and outstanding,
      138,182 shares and 175,897 shares345,455         439,742
   Common stock, $.01 par value - authorized
      50,000,000 shares; issued and outstanding,
      14,548,614 shares and 14,471,756 shares          366,664
365,876
   Additional paid-in capital     16,208,069        16,132,256
   Accumulated deficit           (11,979,461)      (10,667,337)

      TOTAL SHAREHOLDERS EQUITY   4,940,727         6,270,537

TOTAL LIABILITIES AND
   SHAREHOLDERS EQUITY          $ 7,244,884       $ 9,163,444




See notes to unaudited condensed consolidated financial statements.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                             Three Months Ended       Six Months Ended
                                  June 30,                June 30,
REVENUE:
                               1997       1996            1997         1996

Investment managemen       $ 2,874,166 $ 2,514,498   $ 5,618,982 $ 4,920,522
   fees
Other income                   115,919      78,822       232,224     288,689

    Total revenue            2,990,085   2,593,320      5,851,206  5,209,211

EXPENSES:
  Investment manager         1,343,952   1,425,152    2,734,674    2,832,207
    and other fees
  Salaries and benefits      1,202,355     757,300    2,138,957    1,515,035
  Clearing charges             120,447     209,902      277,655      429,380
   and user fees
  Advertising and promotion    203,281     151,521      416,730      330,378
  General and administrative   293,941     191,074      585,049      378,410
  Software development costs    35,052      40,880       85,683       40,880
  Occupancy and equipment      331,509     296,093      607,754      539,546
    costs
  Professional fees            185,228      98,126      300,708      209,436
  Interest                       8,197      71,957       16,121      116,587

    Total expenses           3,723,962   3,242,005     7,163,331   6,391,859

NET LOSS BEFORE
  INCOME TAXES          $ (733,877)    $ (648,685)  $ (1,312,125)$ (1,182,648)
INCOME TAXES                      -                  -
-                     -
NET LOSS                $ (733,877) $ (648,685)    $ (1,312,125)$ (1,182,648)

NET LOSS
  PER COMMON SHARE   $       (0.05)$       (0.13)  $       (0.09)$        (0.22)

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                              14,522,692
5,555,713          14,523,220           5,555,713

See notes to unaudited condensed consolidated financial statements.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Unaudited)
                                                Six Months Ended
                                                    June 30,
                                               1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                             $ (1,312,125)$ (1,182,648)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
   Accretion of discount on notes receivable (32,610)     (37,303)
   Depreciation and amortization             310,500      245,500
   Changes in operating assets and liabilities
      Investment management fees receivable (824,840)     (23,827)
      Other receivables                       19,989      (72,604)
      Prepaid expenses and other assets     (373,114)    (199,620)
      Accounts payable                       (84,402)    (649,745)
      Accrued expenses                       (24,039)     109,807
      Other liabilities                      (21,625)       6,403
      SEC Settlement Distribution           (603,091)           0
      Deferred revenues                       (1,379)      98,008

   Net cash used in operating activities  (2,946,736)  (1,706,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture & equipment        (335,274)    (202,555)
   Decrease of long-term note receivable     196,959      208,383
   Long term notes receivable PMC employees (142,093)           -
   Long term note receivable KP3, LLC        (31,689)           -
   Principle payment on note receivable       15,694            -
   Cost of software                         (106,336)    (120,603)
      net cash provided by (used in) investing activities(402,739)
(114,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                     0    2,256,169
   Principal payments on notes payable        (4,075)      (3,955)
   Principal payments on obligations under capital lease  (62,991)
(22,765)
   Proceeds from exercise of stock options    26,875            0
      Net cash provided by financing activities  (40,191)  2,229,449

NET INCREASE (DECREASE) IN CASH           (3,389,666)     408,645

CASH, at beginning of period               6,499,390      313,885
CASH, at end of period                  $  3,109,724   $  722,530

See notes to unaudited condensed consolidated financial statements


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                Six Months Ended
                                                     June 30
                                               1997          1996

   Cash paid for interest                   $ 14,702     $ 26,013



SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:

   The Company incurred additional capital lease obligations during the six months ended June 30, 1997, of $219,422 for computer equipment.



See notes to unaudited condensed consolidated financial statements.


                        PMC INTERNATIONAL, INC.
                            AND SUBSIDIARIES


   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On September 23, 1993, the shareholders of Schield Management Company ("Schield") approved an exchange of common stock of Schield for all of the outstanding common stock of Portfolio Management Consultants, Inc. ("PMC") and a name change from Schield to PMC International, Inc. ("PMCI" or the Company). The stock exchange was completed on September 30, 1993, and as a result of this transaction, PMC is a wholly owned subsidiary of PMCI. The stock exchange between Schield and PMC has been considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, PMC was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Schield. The Schield assets acquired and liabilities assumed were recorded at their fair values. The cost of the acquisition of Schield of $1,741,018 was based on the NASDAQ publicly traded price of the outstanding Schield common stock prior to the announcement of the transaction. The excess of the cost of the acquisition over the fair value of the assets acquired and liabilities assumed was recorded as goodwill.

Subsequently, it was determined that due to the nature of this transaction, goodwill should not have been recorded. Accordingly, the balances of the additional paid-in capital and deficit at December 31, 1995, have been restated from amounts previously reported to reflect a retroactive charge of $350,000 to additional paid-in capital for the original goodwill recorded and a credit of $52,513 to deficit for the amortization of such goodwill to that date. Of the amount charged to the deficit, $23,340 (negligible per share) is applicable to 1995 and has been reflected as a reduction of general and administrative expenses for that year, the balance being charged to the deficit at December 31, 1994. The effect on the 1996 statement of operations would be to reduce the net loss by $23,340 (negligible per share).

Summary of Accounting Policy

The accompanying unaudited condensed consolidated financial statements include the historical accounts of PMC for all periods, the accounts of PMCI since September 30, 1993, and PBS and PTS since inception, and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals and elimination of intercompany accounts and transactions) considered necessary for a fair presentation have been included. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

NOTE 2 -  LONG TERM NOTE RECEIVABLE

In January 1997, KP3, LLC, a limited liability company owned and controlled by the Company's president and chief executive officer (the
LLC), borrowed $1,750,000 from a bank with a due date of December 31, 1997. The purpose of the loan was to finance payment of the deferred portion of the purchase price of 1,643,845 shares of the Companys common stock owned by the LLC that were purchased from a former officer of the Company at the time of his departure. In connection with this borrowing, the Company agreed to collateralize the loan on behalf of the LLC. Accordingly, $1,890,000 of cash included in cash and cash equivalents (representing the initial principal balance and in an interest reserve) in the accompanying balance sheet became restricted for this purpose. Effective March 1997, the Company loaned the LLC $31,689.11 specifically designated to pay the interest on the bank loan. The borrower (KP3, LLC) has agreed to reimburse the Company for all amounts paid by the Company toward the loan or for collateral applied to the loan, including interest at an annual rate of 9% and has granted the Company a security interest in its 1,643,845 shares of the Companys common stock.

During January 1997, the Company authorized financing of 154,690 shares of the Company's common stock which had been purchased and owned by a number of PMC employees as part of a private sale of stock by a shareholder of the Company in 1993. This purchase was originally financed through a bank loan which came due on December 31, 1996. The balloon amount due at the expiration of the loan was $142,093.43. The Company paid off the prior bank loan and financed this amount for its employees as notes receivable, collateralized by the underlying stock. The Company is receiving monthly installments in the amount of $3,435 collected through payroll deductions. These notes will mature on December 31, 1999, with balloon payments of $38,825.57 due from employees.

NOTE 3 -  SHAREHOLDERS' EQUITY

Common Stock/Preferred Stock

During January 1997, certain shareholders voluntarily exchanged 37,715 shares of the Company's Series A Preferred Stock and all accumulated dividends thereon for 51,858 shares of common stock. At June 30, 1997, there were 138,182 shares of preferred stock outstanding and cumulative dividends in arrears thereon of $253,509.

Options

On February 26, 1997, the Board of Directors granted options to purchase a total of 70,000 shares of the Company's common stock to employees at an exercise price of $2.50 per share and which expire in six years. The options vest 20% on the first anniversary of each employees date of hire with the balance vesting in equal successive quarterly installments over the following four years, provided, however, each employee must be employed by the Company at the time any vesting would occur. The Board of Directors also granted options to purchase 50,000 shares of common stock to Mr. Emmett Daly in connection with his becoming a director of the Company on February 27, 1997. The options vest at the rate of 20% at each such time as the average of the bid and asked price of the common stock equals $2.50, $3.50, $4.50, $5.50 and $6.50 respectively, for 20 consecutive trading days. Mr. Daly's options are exercisable at $2.50 per share and expire in five years.

The Board of Directors also granted options to purchase 50,000 shares of common stock to Mr. Richard C. Hyde in connection with his becoming a director of the Company on July 9, 1997. The options vest at the rate of 20% at each such time as the average of the bid and asked price of the common stock equals $1.968, $2.968, $3.968, $4.968, and $5.968, respectively, for 20 consecutive trading days. Mr. Hyde's options are exercisable at $1.968 per share and expire in five years.

In May 1997, a total of 25,000 stock options were exercised to purchase 25,000 shares of common stock at the exercise price of $1.00 per share as to 20,000 options and $1.375 per share as to $5,000 options.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

General

PMC International, Inc., together with its subsidiaries (PMCI or the Company) develops, markets, and manages sophisticated investment management products and services. Not a money manager itself, the
Company's products and services facilitate the selection and/or monitoring of unaffiliated money managers or mutual funds for customers
of  the  Companys   distribution  channels  depending  upon  the  size,
sophistication   and   requirements  of  the  investor.   The  Companys
products and services address investment suitability and diversification, asset allocation recommendations, portfolio modeling and rebalancing, comprehensive accounting and portfolio performance reporting. The Company's revenues are realized primarily from fees charged to clients based on a percentage of managed assets and to a lesser extent on consulting fees for certain advisory services and licensing fees from its software products. At the present time, the principal factors affecting the Company's revenues are whether the Company adds or loses customers for its investment management services, the performance of equity and fixed income markets, and the type and size of accounts managed by the Company and related differences in fees charged.

The following discussion relates to the Company's financial statements included in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997. This report should be read in conjunction with the Company's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (the 1996 10-KSB) as filed with the Securities and Exchange Commission (the Commission). Statements which are not historical facts contained in this Form 10-QSB are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Without limiting the foregoing, the words believes, anticipates, plans, expects, intends, and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially include the addition or loss of a substantial customer for the Company's investment management and consulting services, general economic (specifically market) conditions, and other factors detailed in the 1996 10-KSB.

During the second quarter of 1997, it was determined that the goodwill recognized by the Company in September 1993 in connection with the Schield Management Company - PMC exchange of stock, should not have been recognized. The Company restated the balances of additional paid-in capital and deficit at December 31, 1995, to reflect a retroactive charge of $350,000 to additional paid-in capital for the original recorded goodwill and a credit of $52,513 to deficit for the prior amortization of the goodwill. See Note 1 to the Unaudited Financial Statements.

Results of Operations
Three Months  Ended June 30,  1997,  Compared to Three Months Ended June
30, 1996
      Gross revenues were $2,990,000 for the quarter ended June 30, 1997, compared to $2,593,000 for the corresponding quarter in 1996, an increase of 15%. Gross margin (Gross Revenues less direct expenses which are Investment Manager and other fees of $1,343,952 and
$1,425,152, respectively), also referred to as gross profit, were $1,646,048, compared with $1,167,848 for the same three month period in 1996. This difference represents growth of 31% over this same period. The increase was attributable primarily to investment management fees for start up and conversion services received from new relations with institutional channels established by the Company during the first quarter. Future revenues related to these new relationships are expected to be based upon a percentage of assets under management using the Company's products and services. For accounting purposes, total revenue includes direct costs incurred by the Company such as payment of independent money managers and solicitors. The greater growth of gross profit, relative to revenue is primarily a result of the Investment management fees recognized by the Company in connection with the new business relationships discussed above. This new business is from distribution channels that pay the Company only its net portion of the fees, and does not include the fees for portfolio managers, solicitors, brokerage or custody. Historically, the Investment management fees paid to the Company through its primary distribution channels included fees payable for these other services. When the Company acts in the capacity of vendor, consultant or sub-advisor to another entity that is either a registered investment advisor or exempt under the law, the Company is likely to be paid only its portion of the total client fee. When the Company acts in the capacity of investment advisor, it is more likely to collect the gross fee paid by the client and then pay investment manager and solicitor fees. The capacity of the Company, in respect to a client relationship, may significantly impact the way in which revenue is explained.
      Expenses Investment manager and other fees (which are primarily a function of the amount of assets managed) decreased marginally in absolute dollars while decreasing relative to total investment management fees (also a function of the amount of assets managed), primarily because the revenues related to the new relationships with institutional channels had no associated investment manager and other fees during the quarter.
      Operating expenses (total expenses less Investment manager and other fees) were $2,380,000 for the quarter ended June 30, 1997, compared to $1,817,000 for the corresponding quarter in 1996, an increase of $563,000 or 31%. This increase was due primarily to an increase in salaries and benefits of $445,000 as the Company added staff to its marketing and sales teams and technology and operations groups. The balance of the increase resulted primarily from increased general and administrative expenses and advertising and promotion expenses corresponding to the Company's increased staffing levels. The increased staff was added to support the expansion of the Company's products and services, the enhancements of its internal systems and the servicing of several new distribution channels and customers. Total Company employees at June 30, 1997, and 1996 were approximately 73 and 45, respectively. Salaries and benefits are expected to increase throughout 1997 relative to 1996 because of increased staffing and compensation levels.

Six Months  Ended June 30,  1997,  Compared to Six Months Ended June 30,
1996
      Revenues Investment management fees for the six months ended June 30, 1997, were $5,619,000 compared to $4,921,000 for the same period in 1996. The increase of $698,000 or 15% was due primarily to start up and conversion services received from new relationships with institutional distribution channels established during the first quarter of 1997. As discussed earlier, Gross Margin (gross revenues less direct expenses which are Investment manager and other fees of $2,734,674 and $2,832,207, respectively), were $2,884,326 and
$2,088,793. This increase represents 38% growth over the comparable period. Other income for the six months ended June 30, 1997, decreased approximately 20% from $288,689 in 1996 to $232,224 in 1997.
      Expenses Investment manager and other fees for the six months ended June 30, 1997, decreased 4% from $2,832,000 in 1996 to $2,735,000 in 1997, primarily due to the new relationships established with Institutional Channels having no associated investment manager and other fees.
      General and administrative salaries and benefits increased approximately $624,000 to nearly $2,139,000 for the six months ended June 30, 1997, from $1,515,000 for the same period in 1996. The increase was due primarily to the increased staffing requirements associated with the development of several new and significant client relationships. Total Company employees at June 30, 1997, and 1996 were approximately 73 and 45, respectively. Salaries and benefits are expected to increase throughout 1997 relative to 1996 because of increased staffing and compensation levels. New staff was added in the areas of operations, marketing, sales, software programming and systems support. General and administrative expenses increased $206,639 to $585,049 for the six months ended June 30, 1997, from $378,410 for the same period in 1996. The increase was due primarily to cost related to increased staffing.
      Clearing charges and user fees decreased $151,725 to $277,655 for the six months ended June 30, 1997, from $429,380 for the same period in 1996. The decrease was due to the implementation of a new in-house trading software system and termination of the service bureau trading software previously used. This conversion resulted in cost savings of approximately $150,000 for six months ended June 30, 1997.
      Advertising and promotion expense increased $86,352 to $416,730 for the six months ended June 30, 1997, from $330,378 for the same period in 1996. The increase was due primarily to increased cost associated with the development and support of the Company's many new distribution channels. Increases included telecommunications, printing, reference materials and publications. The Company also increased its expenses for marketing, seminars, and conventions, incurring approximately $162,000 in such expenses during the six months ended June 30, 1997, compared to approximately $67,000 during the same period in 1996.
      Software development costs increased $44,803 to $85,683 for six month ended June 30, 1997, from $40,880 for the same period in 1996. These costs related primarily to the Company's implementation of a portfolio accounting system and the customization and maintenance of the Company's proprietary software. The Company anticipates that costs paid to outside vendors for portfolio accounting services will decrease upon implementation of this new portfolio accounting system and that costs for software development for this purpose will decrease after this system has been implemented. The Company will continue to incur software development costs for the customization and maintenance of the Company's proprietary products and in connection with the amortization of software development costs previously capitalized by the Company.
      Interest expense decreased $100,466 to $16,121 for the six months ended June 30, 1997, from $116,587 for the same period in 1996. The decrease was due primarily to the repayment of the shareholder note payable in December 1996 (See note 6 of Notes to Financial Statements of Form 10-KSB for 1996).
      Occupancy and equipment cost increased $68,208 to $607,754 for the six months ended June 30, 1997, from $539,546 for the same period in 1996. The increased costs are due primarily to the increased depreciation cost of the Company's fixed assets. Professional fees increased $91,272 to $300,708 from the six months ended 1996 from $209,436 for the same period in 1996. The increase was primarily due to the development of new client arrangements, sales and marketing agreements, and the regulatory and compliance issues associated with these new relationships.


Liquidity and Capital Resources

Between December 31, 1996, and June 30, 1997, working capital decreased from $3,913,000 to $1,917,000. This $1,996,000 decrease resulted primarily from the use of cash to fund operating losses. Cash and cash equivalents decreased from $6,499,000 at December 31, 1996, to $3,110,000 ($1,220,000 of which was unrestricted) at June 30, 1997, as other liabilities and accounts payable were reduced significantly. Investment management fees receivable increased $825,000 during the period primarily as a result of the accrual of fees due from the new customers discussed above.

In January 1997, the Company assisted Kenneth S. Phillips, the Company's President and Chief Executive Officer, by pledging cash collateral in the amount of $1,890,000 to a bank in connection with the bank's loan to KP3 LLC (KP3), a company owned and controlled by Mr. Phillips. The loan was made to KP3 for the purpose of financing payment of the  deferred  portion  of the  purchase  price of  1,643,845 shares of the Company's common stock owned by KP3 that were purchased from a former officer of the Company at the time of his departure. The Company has agreed to provide collateral for the loan for up to two years and to lend funds to KP3 to service interest payments on the loan during that period. In March and July 1997, the Company lent approximately $32,000 (for a total of $64,000) to KP3 to service the interest payments on the loan. The total amount of loans and pledges of collateral authorized may not exceed $2.0 million.

The Company has incurred significant costs during the past several years in developing internal operational systems and in developing, marketing and supporting its proprietary Allocation Manager (AM) investment advisory software for use by professional financial consultants and expects having continuing costs in 1997 relating to the development of its internal operating systems and to the development and enhancement of its AM software. As a result of later than projected roll-out of the product, assets under management within the AM programs have grown at a rate slower than anticipated.

In seeking to capture greater market share, the Company has introduced restructured and unbundled pricing which allows clients to select and purchase only the services they want. In some instances this strategy may result in lower pricing for some of its services in certain of its distribution channels. In other instances the Company will be providing fewer services than contemplated in its bundled structure, thus lowering the Company's costs relative to servicing a particular client. The Company may make additional adjustments in the future. As a result of the restructured pricing, which allows clients to select and purchase only the specific services they want on an unbundled basis, gross revenues as a percentage of assets under management may decrease.

On July 25, 1997, the Company entered into a definitive agreement to acquire all of the outstanding shares of privately held ADAM Investment Services, Inc. (ADAM) of Atlanta, Georgia. Pursuant to the terms of the transaction, PMCI will pay the shareholders of ADAM up to $9 million over two years for the acquisition. Depending on the amount of ADAM assets under management, the Company will pay either $4 or $5 million as the initial purchase price at closing. The acquisition is subject to PMCI raising sufficient funds to pay the initial purchase price, along with other customary conditions. The Company has retained an investment banking firm to assist it in raising between $6 to $8 million of capital for the acquisition. Management believes that the acquisition of ADAM will permit it to expand its presence in the mutual fund marketplace where, through the development of Allocation Manager, the Company has already demonstrated a strategic interest. The Company and ADAM have similar target clients, overlapping distribution networks, complementary products and materially duplicate expense structures. The Company believes it can benefit from the economics of scale from the integration of ADAM and PMC's infrastructure and business.

In connection with the Company's relationship with Charles Schwab and Co., Inc., the Company is considering expanding the scope of its capital commitment to its wholly-owned broker/dealer, Portfolio Brokerage Services, Inc. (PBS). The Company may enter into a prime brokerage arrangement with Schwab to facilitate the consummation of certain brokerage transactions initiated by independent portfolio managers for the benefit of mutual clients of the Company and Schwab. Prime brokerage would allow PBS to act as an executing broker for certain transactions involving securities for clients in the Company's managed account program which utilize Schwab brokerage services. PBS would be required to have a much higher level of net capital than its current requirement of $100,000 if it were to act as prime broker. The Company is considering various options to meet PBS's additional capital requirements which could include additional funding as part of the capital raised for the ADAM acquisition.

The Company anticipates that it will continue to experience operating losses until such time, if ever, as investment management fees from managed assets and consulting and license fees increase sufficiently to cover the Company's increasing operating expenses. While the Company believes that it has sufficient capital resources to meet its ongoing funding requirements, until it products and services can generate sufficient revenues to offset costs, there can be no assurance that the Company's products and services will be successful, that they will generate adequate revenue to meet the Company's capital needs or that the Company will become profitable in the future.


PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

In early June 1997, the Company received a letter from an attorney representing a former employee which threatened litigation relating to a dispute over such former employee's remuneration by the Company unless the Company agreed to settle with him by a specified date. The former employee alleged damages totaling $645,000. The Company has responded to the letter and stated its position that no amounts are owed. No further communications have been received from the former employee or his attorney in connection with the matter. The Company believes that the claims described in the letter are without basis and intends to defend the matter vigorously if any proceeding is commenced.

ITEM 2   CHANGES IN SECURITIES

During January 1997, certain holders of the Company's Series A Preferred Stock voluntarily exchanged a total of 37,715 preferred shares and all accumulated dividends thereon for a total of 51,858 shares of restricted common stock. The shareholders received registration rights in connection with the restricted common stock received. In connection with the transactions, the Company claimed an exemption from the registration requirements of the Securities Act under Section 3(a)(9) of the Securities Act.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

Holders of Preferred Stock are entitled to receive dividends at a rate of $0.325 per share per annum (equal to 13% of the purchase price per share attributable to the Preferred Stock). Dividends are payable semi-annually on January 15 and July 15 in each year commencing July 15, 1991. A preferred dividend became payable on January 15, 1997, which was not declared or paid. As of June 30, 1997, cumulative dividends in arrears were $253,509.

ITEM 4   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5   OTHER INFORMATION

          Not applicable.

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

                                PMC INTERNATIONAL, INC.
                                REGISTRANT



Date:  August 14, 1997              /S/      Kenneth S. Phillips
                                Kenneth S. Phillips
                                President, Chief Executive Officer



Date:  August 14, 1997              /S/      Vali Nasr

                                Vali Nasr
                                                         Chief
Financial Officer