Form 10KSB/A
period 1996-12-31
PMC INTERNATIONAL INC
filed 1997-11-03
CIK 765815

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                           FORM 10-KSB\A

(Mark One)
[X]   Annual Report under Section 13 or 15(d) of The Securities
Exchange Act of 1934
      for the Fiscal Year Ended December 31, 1996
[   ] Transition Report under Section 13 or 15(d) of The
Securities Exchange Act of 1934
      for the Transition Period fromto

                      PMC INTERNATIONAL, INC.
-------------------------------------------------------------------
          (Name of Small Business Issuer in its Charter)

            COLORADO                           84-0627374
----------------------------------  ---------------------------------
    (State of Incorporation)        (IRS Employer Identification No.)


  555 17th Street, 14th Floor,                   80202
        Denver, Colorado
----------------------------------  ---------------------------------
 (Address of Principal Executive               (Zip Code)
            Offices)

Issuer's telephone number: (303) 292-1177
Securities to be registered pursuant to Section 12(b) of the Act:
None
Securities to be registered pursuant to Section 12(g) of the Act:

                      Common Stock, $0.01 par value
                       --------------------------
                           (Title of Class)

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

The  Issuer's  revenues  for  the  most  recent  fiscal  year  were
$10,086,881.
The aggregate market value of the voting stock held by non-affiliates of the registrant, 8,687,787 shares based upon the average bid and asked prices of the Registrant's Common Stock on March 25, 1997, as quoted in the National Quotation Bureau was $21,176,480.81.

As of March 25, 1997, the Registrant had 14,522,614 shares of common stock issued and outstanding.

Documents Incorporated by Reference:  NONE

Transitional Small Business Disclosure Format:  Yes       No  [X]

Page 1 of 42 pages
Exhibit Index begins on page 21

                            FORM 10-KSB

                   YEAR ENDED DECEMBER 31, 1996

Introduction

PMC International, Inc. (the "Company" or the "Registrant") hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1996 by deleting its responses to Items 1, 6, 7, and 10 contained in its original filing and replacing such sections with the following:

ITEM 1:    BUSINESS

Industry Overview
The financial services industry has been one of the fastest growing sectors in recent years. As the industry has grown, a substantial shift from commission and transaction-based products to advisory and fee-based products has occurred. Evidenced most clearly in the popularity of mutual funds, consumer demand for investment advice and services in connection with managed asset products has increased enormously over the past 10 years. The mutual fund industry has grown from 1,528 funds encompassing $495 billion of assets in 1985 to 5,761 funds encompassing $2.8 trillion of assets in 1995. Increasingly, investors are looking for expertise to assist them in understanding the range of
investment   products  that  are  currently   marketed.   As  such,
managed account programs, such as asset allocation and wrap accounts which assist investors in developing and implementing appropriate investment strategies, have grown significantly to service this segment of the marketplace. Wrap programs, which offer a highly-personalized, fee-based (as opposed to commission-based) platform for financial management, have grown to more than $100 billion in assets at year-end 1995.

In recent years, there have been two principal objectives in the development and marketing of asset allocation and wrap programs. First, to improve customer service, programs were developed offering asset allocation and professional money management services that would better position a customer's investment portfolio. Asset allocation is a significant determinant of successful long-term investment performance. In addition, by consolidating the numerous investment services, costs of portfolio management can often be reduced as compared to purchasing individual services in traditional a la carte fashion. The second reason for developing these programs was to shift customer assets from dormant custody accounts, which traded periodically and without predictability, into predictable revenue producing assets for the sponsoring firm. In developing a "trust building" product, wrap program sponsors provide the following four basic functions for a customer in addition to money management, brokerage and custody services: (i) customer evaluation, (ii) asset allocation and investment policy development, (iii) investment management evaluation and selection, and (iv) quarterly monitoring and reporting services.

As wrap programs have grown in size and popularity, investment portfolio managers (those that manage individual accounts consisting of stocks and bonds) and mutual fund distributors are increasing their involvement within these programs. These programs give money managers and mutual funds the ability to market themselves and participate in distribution channels of financial planners, which in turn provide them with the opportunity to increase their assets under management. With attention rapidly shifting to long-term asset allocation strategies, consultant wrap assets, assets managed by professional money managers, have grown from $60 billion in 1993 to $80 billion in 1994 to $110 billion in 1995, while mutual fund wrap assets have grown from $8 billion in 1993 to $12 billion in 1994 to $19 billion in 1995. In 1988, assets in these wrap programs were estimated at less than $2 billion.

Background of the Company

Founded in 1986, the Company is an independent sponsor of privately managed accounts and asset allocation and wrap programs. The majority of the Company's revenues are derived from its individually managed wrap program, which the Company created and has administered since 1987. In addition to its traditional wrap program, since 1994 the Company has invested in developing a range of related technology-based services and has added staff to develop and support the Company's new products. The Company's products and services are designed to assist professional financial consultants in their efforts to market high quality, fully diversified portfolio management products. Through the use of technology, the Company assists third-party financial advisors such as banks, insurance companies and brokerage firms (collectively, "Institutional Channels") and independent financial planners ("Independent Channels") in allocating and diversifying a customer's investment portfolio across multiple asset classes and investments. In respect to Institutional Channels, the Company's products allow for a repeatable sales process which helps increase sales productivity while ensuring compliance with the Institutional Channels' corporate and regulatory policies.

The  Company  has a staff of  approximately  73  people,  including more than 30 professionals, and conducts business in a number of countries. The Company owns three subsidiaries: (i) Portfolio
Management Consultants, Inc., an investment advisory firm that is registered with the Commission and is registered or exempt from such registration in all U.S. jurisdictions; (ii) Portfolio Brokerage Services, Inc., a broker/dealer registered with the NASD and all U.S. jurisdictions; and (iii) Portfolio Technology Services, Inc., which specializes in developing proprietary software for use in the financial services industry.

Products and Services

Portfolio Management Consultants, Inc.
Portfolio Management Consultants, Inc. ("PMC"), a wholly owned subsidiary of the Company, currently has four discrete but vertically integrated product lines. Each product offered by PMC is designed to assist professional financial consultants in various aspects of their business. The four services are (i) Private Wealth Management(TM), PMC's individually managed asset and wrap account program, (ii) Allocation Manager(TM), a mutual fund asset allocation program available both on paper and through the Company's proprietary software that provides comprehensive and detailed investment suitability analysis, recommended allocation of assets, portfolio modeling and rebalancing, and comprehensive portfolio performance reporting, (iii) Managed Account Reporting Services, a portfolio accounting and reporting service that operates as a service bureau, and (iv) Style Manager, a discretionary money management program, using style index funds and mutual funds, that offers equity style rotation. In addition, PMC provides consulting services to Institutional Channels and high net worth customers.

Private Wealth Management(TM)
Private Wealth Management(TM), PMC's multi-manager institutional wrap program, has historically been PMC's largest revenue
producer.   Targeted   toward   customers   with   high  net  worth
(typically having a portfolio larger than one million dollars), Private Wealth Management(TM) assists financial planners in assembling a custom-selected team of professional money managers which precisely matches an individual investor's personal investment goals, risk tolerance, and objectives.

Each portion of an individual's portfolio (allocated into asset classes such as equity, fixed income and cash, and asset sub-classes such as value, growth, large cap, small cap, and emerging markets) is managed by a carefully selected institutional money management firm that has been chosen from PMC's list of recommended managers as best suited to match an investor's investment philosophy within a specific discipline. An important and proprietary component of the Private Wealth Management(TM) program involves the basis of selection of these money managers. PMC currently recommends a number of independent money managers for its Private Wealth Management(TM) multi-manager program, representing a diverse range of philosophies and styles. These managers are chosen based largely on quantitative analysis emphasizing return-based, multi-factor style benchmarking. High correlation to benchmark indices, supported by positive alpha, are necessary to meet the "Preferred" standard for manager recommendations. Also considered in manager evaluations are historical performance, investment philosophy and style, disciplines, employee turnover, rate of growth, accounts gained or lost, and industry reputation. To help a customer choose and understand investment options, PMC provides detailed profiles on money managers in the context of style and methodology to achieve maximum investment diversification. Additionally, PMC will provide guidance on the termination of existing managers and the rebalancing of the customer's assets. The Company considers periodic portfolio rebalancing decisions to be an extremely important determinant of long-term performance. Thus, several rebalancing options are offered within PMC's private account programs.

Private Wealth Management(TM) is marketed under both the PMC label and private labels. Institutional Channels currently using private-label versions of Private Wealth Management(TM) include Chase Investment Services Corp ("CISC"), National Financial Correspondent Services ("NFCS"), the wholly-owned brokerage and securities clearing subsidiary of Fidelity Management and Research, Israel Discount Bank of New York and Republic Bank of New York. Additionally, PMC distributes Private Wealth Management(TM) under its own name through thirty financial planning broker-dealers and investment advisors representing more than 10,000 registered sales professionals. To support the sales
process,     the   Company    employs   a   staff   of   marketing
representatives. The Company has a joint marketing agreement with Schwab Institutional Management ("Schwab"), pursuant to which a specialized version of the Private Wealth Management(TM) program is marketed to independent investment advisors who utilize the services of Schwab. Currently, PMC is servicing Institutional Channels in the United States, Canada and seven Latin American countries with many institutional money managers participating in the Company's wrap programs.

Allocation Manager(TM)
Allocation Manager(TM), introduced in late 1995 and as an operating product during the third quarter of 1996, is a Windows-based
software   program.   The   program  is  designed  to  aid  in  the
solicitation,   sale,  and  servicing  of  mutual  funds,  variable
annuities,   offshore  investments  and  other  selected  financial
products. A highly-flexible program based upon theories of mass customization, Allocation Manager(TM) has the capability of being tailored for use by specific financial distribution channels having their own proprietary product mix. This product assists in guiding a wide range of investors through the complex process of choosing an appropriate combination of mutual funds.

Allocation Manager(TM) was built with the intention of being customized by PMC's existing and prospective clients, many of whom have proprietary families of mutual funds. As a result, Allocation Manager(TM) supports a broad range of financial products and programs, both domestically and globally, and can be customized to the individual requirements of Institutional Channels.

A version of Allocation Manager(TM), called Fund Counselor, is being marketed by NFCS. Under the Fund Counselor program, NFCS will provide brokerage, clearing and custodial services and will make the program available to its more than 225 bank, insurance and financial planning broker/dealers. In addition, PMC is currently pursuing similar relationships with other substantial distributors and securities clearing firms and will market the Allocation Manager(TM) platform within the Schwab system.

Based upon (i) the substantial growth in the mutual funds industry over the last 15 years, (ii) investor trends in mutual fund investment and (iii) industry expectations, management believes PMC's existing expertise and operations will permit a smooth integration of this new program with existing products and services offered by the Company while expanding and diversifying the distribution channels for such products and services. Because the program also provides educational tutorials, training modules and dynamic portfolio modeling, Allocation Manager(TM) is much more than simply a "front-end" sales tool. It can be positioned as a technology sale with licensing revenues to PTS or it can be positioned, subject to applicable regulatory guidelines and restrictions, as an investment management tool, allowing PMC to receive asset-based pricing.

Managed Account Reporting Services
Management believes that as a result of the growth within the fee-based financial advisory segment of the industry over the past ten years, many institutions have been seeking ways to improve their reporting capabilities. The Company's Managed Account Reporting Service ("MARS") is used by financial professionals in providing customers with the increasingly important value-added services of portfolio performance reporting and cost-based tax accounting. Essentially a service bureau/data processing service, MARS leverages a PMC core competency, allowing PMC to sell, on a stand alone basis, its attractive monthly and quarterly reports.

MARS provides detailed statements that include comprehensive management reporting, account reconciliation and cost-based accounting on a full-accrual basis. In addition, PMC provides full color, quarterly performance reports detailing the investor's objectives and performance of each investment strategy, money manager or mutual fund, as well as the entire portfolio.

During 1996 PMC entered into an agreement with National Financial Services Corporation, an affiliate of Fidelity Management and Research ("NFSC"), to manage NFSC's newly created performance reporting service called MAPS Tool Box ("MAPS"). MAPS provides NFSC's correspondents with access to high quality, quarterly performance reports and tax lot, cost basis and fully accrued account statements. This service is targeted at high net worth investors managed by financial planners and financial consultants who use the securities clearing services of NFSC. MARS is also being marketed within the Schwab system to the many investment advisors that use Schwab's custodial services.

Style Manager  Asset Management Products
Style Manager is a family of discretionary asset management products which recommend strategies for the periodic rebalancing of both institutional and retail investor portfolios. Through the use of Style Manager , clients portfolios are periodically rebalanced through the rotation of U.S. equity styles (i.e., growth and value companies and large, mid and small capitalization companies), with the intention of capturing superior performance that results from taking advantage of certain cyclical sector inefficiencies in the U.S. equity markets. Recommended shifts in equity allocations are designed to move assets away from under-performing sectors into those likely to perform best. Although Style Manager recommends shifts within the U.S. equity markets, it does not recommend shifts between macro asset classes such as stocks, bonds and cash, thus the program is not a market timing program as the term is generally used. Currently, three Style Manager versions have been developed.

Portfolio Brokerage Services, Inc.
Portfolio Brokerage Services, Inc. ("PBS"), a wholly owned subsidiary of the Company, is registered as a broker/dealer with the NASD and in all U.S. jurisdictions. PBS executes security transactions for certain of PMC's privately managed account programs on behalf of its customers through the customer's custodian bank on a delivery vs. payment basis. A self-clearing broker/dealer, substantially all trading activity of PBS is unsolicited and initiated by the independent money managers used in PMC's Private Wealth Management(TM) program. Managers make all buy and sell decisions and place most orders with PBS for execution. PBS executes substantially all trades through third-party market makers. All transactions are effected on an agency basis.

Portfolio Technology Services, Inc.
Portfolio Technology Services, Inc. ("PTS"), a wholly owned subsidiary of the Company, is a technology company dedicated to assisting the Company in providing innovative products to the financial services industry. PTS leverages the product knowledge of PMC to design and build integrated product solutions to meet the challenge of consolidating products and pricing in multiple segments of the financial services industry. As its primary contribution to the Company, PTS has developed the sales workstation platform used for Allocation Manager(TM) and communication interfaces to multiple custodial systems. PTS licenses its technology and provides customization services in support of the Company's relationship with its Institutional Channels. The Company estimates that it has spent approximately $520,000 for research and development activities in its last two fiscal years. Customers bear the cost of such activities directly when software is customized for their particular requirements. Payments by customers for this purpose during the last two fiscal years approximated $90,000.

Significant Relationships

Most of the Company's gross revenues are generated by fees from the Company's Private Wealth Management(TM) investment advisory programs. The programs are marketed and sold by Institutional Channels and Independent Channels either under the Company's name or under the "private label" of such channel. The Company's private-label relationship with CISC accounted for approximately 18% of the Company's gross revenues during 1996. CISC recently restructured its business, which restructuring has materially and adversely affected the gross revenues derived from that relationship during 1996. While the Company has no reason to believe that its current investment advisory relationships will not continue to generate revenues for the Company consistent with prior years, other than that with CISC as discussed above, there can be no assurance that such will be the case. Assets under management for CISC and related revenues have remained stable since completion of the CISC restructuring.

Pursuant to a joint marketing agreement between the Company and Schwab, a specialized version of the Private Wealth Management(TM) program is being marketed as an optional additional service to independent registered investment advisors ("RIAs") who utilize the services of Schwab. Schwab provides custody and clearing
services   for   independent   RIAs.   With   respect   to   Schwab
Institutional Management's RIA customers who determine to use the Company's products and services, Schwab will provide brokerage, custody and securities clearing services while PMC will provide
asset  allocation,   money  manager  due  diligence,   monthly  and
quarterly reporting, sales support and training.

The Company targets other means of distribution, and has executed selling agreements with new Institutional Channels for its products. Examples of the new relationships include MONY Securities Corporation ("MONY") and Farwest Advisory Services, Inc., the investment advisory affiliate of Investment Centers of America ("Farwest"). MONY will use Allocation Manager(TM) to sell its proprietary fund family, The Enterprise Funds, while Farwest will market PMC's "off-the-shelf" program to sell mutual funds selected by PMC.

Competition

In offering services through its Institutional and Independent Channels, the Company competes with other firms that offer wrap and managed account programs. These distribution channels in turn compete with banks, insurance companies, large securities brokers and other financial institutions which offer wrap or managed account programs to the public. The Company believes that firms compete in this market primarily on the basis of service, since the wrap fees charged by others are similar to those charged by the Company. While a number of firms each provide a portion of the services provided by the Company through its Institutional Channels, the Company believes it is one of a few firms offering integrated services to customers. Firms that compete with the Company in providing services to its Independent Channels and Institutional Channels have more financial resources and greater recognition in the financial community than the Company. Competitors may reduce the fees charged for wrap or managed account programs or pursue other competitive strategies that could have an adverse impact on the Company.

The Company's success is in large part a function of the Independent Channels and Institutional Channels through which its services are offered to others. There are many alternatives to wrap programs that are being offered to the public, such as life cycle funds, asset allocation funds, portfolio strategies and third-party asset allocation services, and these services are competitive with those offered by the Company. As financial institutions continue to grow and build in-house asset administration service capabilities, some will be able to provide these services internally rather than using outsourcing providers. Competitors may succeed in developing products and services that are more effective than those that have been or may be developed by the Company and may also prove to be more successful than the Company in developing these products and marketing these services to third-party asset managers. The Company does not offer its products online because its does not believe the nature of its products and services are compatible with that method of distribution.

Government Regulation

The Company's business falls entirely within the securities industry, an industry which is heavily regulated by the federal and state governments. New regulatory changes affecting the securities industry could adversely affect the Company's business. In addition, as an investment adviser and a broker/dealer, the Company's subsidiaries are subject to regulation by the Commission, the NASD and state regulatory agencies. Consequently, the Company could become subject to restrictions or sanctions from the Commission, the NASD or such state regulatory agencies. It is impossible to predict the direction future regulations will take or the effect of such regulations on the Company's business.

Corporate History

Acquisition of Schield Management Company
In September 1993 Portfolio Management Consultants, Inc. ("PMC") merged with Schield Management Company ("Schield"), a publicly traded market timing firm, in a share exchange. In that transaction, all operating assets of Schield were divested prior to the merger and it was treated as a reverse acquisition of Schield by PMC. Schield's name was changed to PMC International, Inc. and PMC became a wholly owned subsidiary of the Company, with PMC's shareholders receiving shares in the publicly held company.

SEC Investigation and Settlement
During November 1993, the staff of the Commission began an examination of PMC and in January 1994, the Commission issued a "Formal Order of Investigation." In April 1994, the staff of the Commission made a formal enforcement recommendation against PMC, its President Mr. Kenneth S. Phillips and its former Chief Executive Officer, Mr. Marc Geman. Mr. Geman terminated his association with the Company to pursue other interests at the closing of the initial Bedford Loan (as hereinafter defined) in July 1995. The recommendation alleged that PMC and such officers had violated anti-fraud provisions of the Securities Act, the Exchange Act and the Investment Adviser's Act of 1940, and the record keeping requirements of the Exchange Act.

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

On June 27,  1996,  PMC and Mr.  Phillips  announced  that they had reached a settlement agreement with the Commission. Pursuant to the settlement agreement, PMC and Mr. Phillips, without admitting or denying the Commission's allegations, consented to an Order whereby PMC agreed to engage a compliance executive and to refund net principal trading profits together with prejudgment interest thereon, in an amount to be determined by an independent accountant. The net trading profits were determined to be $457,000, plus $146,000 of interest through the date of payment. The refund process was completed in May 1997. In addition, Mr. Phillips agreed to a censure and payment of a $25,000 fine.

On June 27, 1996, administrative proceedings were instituted against Mr. Geman, as an individual, by the Commission in connection with the above described investigation. A hearing was held before an administrative law judge on November 5 and 6, 1996. As of March 15, 1997, the Company was not aware of any ruling in the matter.

Bedford
In July 1995, the Company entered into a transaction with Bedford pursuant to which Bedford loaned $1.2 million to the Company and received an option to loan up to an additional $1.8 million to the Company for a specified period of time and pursuant to certain call provisions. Each dollar loaned carried a ten-year warrant to purchase one share of the Common Stock at an exercise price of $1.00 per share. In connection with this funding and the related shareholder and investment agreements, Bedford received certain rights including, but not limited to, the right to elect two of the Company's five directors, the right to receive options that mirrored certain issuances or option grants by the Company, and a security interest in all assets of the Company and its subsidiaries. Contemporaneously with the closing of the July 1995 transaction with the Company, Bedford also purchased 1.0 million shares of Common Stock from Mr. Geman, the former chief executive officer of the Company who was a subject of the investigation by the staff of the Commission. Between July 1995 and July 1996, the Company obtained the full $3.0 million financing from Bedford and certain assignees of Bedford (the "Bedford Loans").

In addition, the Company granted to Bedford certain other rights in connection with future debt and equity financings which included a right of first negotiation regarding future fundings, a 30-day exclusive negotiation period, and a right of first refusal to match unsolicited offers for financing. The Company also agreed to pay a $100,000 annual monitoring fee to Nevcorp Inc., which is owned by J.W. Nevil Thomas, who has been
designated  by  Bedford  to  serve  on  the   Company's   Board  of
Directors.

The  Company's   relationship  with  Bedford  was  restructured  in
December 1996.  See "December 1996 Restructuring."

December 1995 and June 1996 Offerings
In December  1995 and January 1996,  the Company  issued a total of
482.5 units through a private offering (the "December 1995 Offering"), with each unit consisting of a convertible promissory note with a principal amount of $1,000 and a warrant to purchase 1,000 shares of common stock at an exercise price of $1.00 per share. During June 1996 the Company issued an additional 1,017.5 units through another private offering (the "June 1996 Offering") under substantially the same terms. These private offerings were issued primarily to employees, business associates and affiliates of the Company or Bedford. The purchasers of units in the December 1995 and June 1996 Offerings received registration rights with respect to the shares of Common Stock underlying the warrants.

Phillips & Andrus, LLC; KP3, LLC
Phillips & Andrus, LLC, a Colorado limited liability company ("P&A"), was formed in July 1995 to acquire 1,643,845 shares of Common Stock from Mr. Geman in exchange for a promissory note issued to Mr. Geman in the amount of $2,015,000. The promissory note was secured by the Common Stock acquired. While Mr. Phillips, President and Chief Executive Officer of the Company, and David L. Andrus, Executive Vice President of the Company, were the members of P&A, substantially all of the membership interests in P&A were owned by Mr. Phillips. The Company and Messrs. Phillips and Andrus believed that it would be in the Company's interest that Mr. Geman's involvement with the Company and direct ownership interest in Common Stock be eliminated. In October 1996, affiliates of Bedford loaned P&A funds to make the initial interest payments on the note owed to Mr. Geman. In December 1996, after notifying its shareholders of the proposal to do so, the Company loaned a total of $250,000 to P&A to repay principal owed under the promissory note to Mr. Geman. These loans permitted P&A to avoid defaults under the promissory note owed to Mr. Geman.

In  January  1997  P&A  was  liquidated  and  the  assets  of  P&A, consisting of the 1,643,945 shares of Common Stock, were transferred, subject to certain liabilities, to KP3, LLC, a Colorado limited company ("KP3"), the members of which are Mr.
Phillips  and a  custodian  for Mr.  Phillips'  son.  Mr.  Phillips owns substantially all of the membership interests in KP3. Bedford and certain of its affiliates have an option, exercisable through July 26, 2000, to acquire a total of 335,000 shares of Common Stock currently owned by KP3 for an aggregate purchase price of $410,637.85, increasing at a rate of 9% per annum subsequent to July 27, 1995.

November 1996 Bridge Loan
In November 1996, the Company borrowed $250,000 (the "November 1996 Bridge Loan") to fund its working capital requirements pending closing of the December 1996 Offering (as defined below). Half of the loan was provided by Keefe, Bruyette & Woods, Inc. ("KBW"), placement agent in the December 1996 Offering, and the balance by certain members of management of the Company and a subsidiary of Bedford. The lenders received five-year warrants to purchase an aggregate of 25,000 shares of Common Stock. The warrants have an exercise price of $1.625 per share. The lenders received registration rights with respect to the Common Stock to be issued upon exercise of the warrants. The November 1996 Bridge Loan was repaid in December 1996 from the proceeds of the December-1996 Offering.

December 1996 Offering
In December 1996 the Company completed a private placement of 5,177,000-shares of Common Stock at a price of $2.125 per share (the "December 1996 Offering"). A portion of the proceeds of the December 1996 Offering were used (i) to repay interest due and owing on the promissory notes issued in connection with the December 1995 and June 1996 Offerings, including the notes held by the father and brother of Mr. Phillips, the Company's Chief Executive Officer, Mr. Andrus, the Company's Executive Vice President, and certain employees of the Company, (ii) to repay interest due and owing under the Bedford Loans, (iii) to repay a portion of the principal on the Bedford Loans and (iv) to repay the November 1996 Bridge Loan (including the notes held by Mr. Phillips, Mr. Andrus and certain other members of the Company's management).

December 1996 Restructuring
Simultaneous with the closing of the December 1996 Offering, the Company completed a restructuring of its debt and a partial restructuring of its outstanding Preferred Stock. The restructuring involved (i) the payment of all outstanding interest on the Bedford Loans, the repayment to Bedford and its assignees of $1,976,250 of outstanding principal on the Bedford Loans, the exercise by Bedford and its assignees of warrants to purchase 1,023,750 shares of Common Stock and the delivery by Bedford and its assignees of canceled promissory notes in the amount of $1,023,750 in satisfaction of the exercise price of the warrants, the cancellation of the remaining warrants to Bedford and its assignees, and the issuance to Bedford and its assignees of new warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $2.125 per share; (ii) the issuance of
1,500,000 shares of Common Stock upon the exercise of warrants issued to investors in connection with the Company's private placement of promissory notes and warrants in the December 1995 and June 1996 Offerings, the delivery of canceled promissory notes in the aggregate principal amount of $1,500,000 in satisfaction of the exercise price of such warrants, the payment by the Company of all outstanding interest due and owing on such notes as of the exercise date and the issuance to the holders of such warrants of new warrants to purchase up to 150,000 shares of Common Stock; (iii) the repayment of the November 1996 Bridge Loan, and (iv) the conversion of 173,120 shares of Preferred Stock into 238,043 shares of Common Stock, resulting in a reduction in the Company's cumulative dividend obligation to the holders of Preferred Stock from $583,576 as of September 30, 1996 to $322,700 as of December 31, 1996. The conversion of additional shares of Preferred Stock into Common Stock was effected in January 1997. The new warrants issued by the Company to Bedford and others pursuant to clauses (i) and (ii) are referred to hereafter as the "New Warrants."

The New Warrants are exercisable over a period of five years, at an exercise price of $2.125 per share. Registration rights were granted with respect to the Common Stock received upon the exercise of the old warrants and the shares of Common Stock underlying the New Warrants. The New Warrants contain adjustment provisions relating to the exercise price per share and the number of shares of Common Stock to be issued upon their exercise in the event of issuances of additional shares of Common Stock (including through the issuance of options, rights or warrants to purchase Common Stock or securities convertible into Common Stock) by the Company at a price below market price, certain extraordinary dividends and distributions on the Common Stock, stock splits or other reclassifications of the outstanding shares of Common Stock, and any merger, consolidation or reorganization involving the Company or a transfer by the Company of substantially all of its assets or properties.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information that the Company believes is relevant to an assessment and understanding of its results of operations. It should be read in conjunction with the Financial Statements and Notes included elsewhere herein. This discussion contains "forward looking statements" within the meaning of the federal securities laws, including statements regarding opportunities for growth from expanded use of existing distribution channels and expanded use by existing distribution channels of the Company's products and services and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause results to differ materially from those expressed in the statements.

General

The Company develops, markets, and manages sophisticated investment management products and services. Not a money manager itself, the Company provides products and services to facilitate the selection and/or monitoring of unaffiliated money managers or mutual funds for customers of the Company's distribution channels depending upon the size, sophistication and requirements of such customers. The Company's products and services address investment suitability and diversification, asset allocation recommendations, portfolio modeling and rebalancing, comprehensive accounting and portfolio performance reporting. The Company's revenues are realized primarily from fees charged to clients based on a percentage of managed assets and to a lesser extent from consulting fees for certain advisory services and licensing fees from its software products. Fees based upon managed assets typically range from 20 to 250 basis points per year, based upon a number of factors such as the size of account and scope of services provided. At the present time, the principal factors affecting the Company's revenues are whether the Company adds or loses clients for its investment management services, the performance of equity and fixed income markets, and the type and size of accounts managed by the Company and related differences in fees charged.

Results of Operations

1996 Compared to 1995
Revenues. Investment management fees for 1996 were $9.63 million, compared to $8.63 million in 1995. The increase of $1 million or 12% for 1996 over 1995 was due primarily to an increase in assets under management. Trading income for 1996 decreased approximately 52% from $94,948 in 1995 to $44,787 in 1996, primarily because the Company stopped receiving payments for order flow in 1996. Other income (which consists primarily of 12b-1 fees and interest income) decreased approximately 8% from $444,643 in 1995 to $407,102 in 1996, primarily because the principal balance of the Company's note receivable decreased and a lower portion of managed assets were held as cash balances (thereby resulting in lower 12b-1 fees).

Investment Manager and Other Fees
Investment manager and other fees increased $0.44 million or 9% from $5.14 million in 1995 to $5.58 million in 1996. The
increase  was  due   primarily  to  an  increase  in  assets  under
management.

Salaries and Benefits; General and Administrative
Salaries and benefits increased nearly $0.97 million to nearly $3.49 million for 1996 from $2.52 million for 1995. The increase was due primarily to the increased staffing requirements associated with the development, release and support of the
Company's   new   products.   At  December  31,  1996  the  Company
employed approximately 53 employees as compared with approximately 43 employees at December 31, 1995. New staff was added in the areas of marketing, sales, software programming and systems support. General and administrative expense increased $282,114 to $1,176,775 for 1996 from $894,661 for 1995. The increase was due primarily to costs related to increased staffing.

Advertising and Promotion
Advertising and promotion expense increased $200,664 to $830,140 for 1996 from $629,476 for 1995. The increase was due primarily to increased costs associated with the development, release and support of the Company's new products, including increased costs in such areas as telecommunications, printing, reference materials and publications. The Company also increased its expenses for marketing seminars and conventions, incurring approximately $306,000 in such expenses during 1996 compared to $113,000 during the same period in 1995.

Software Development Costs
Software development costs increased $75,592 to $132,392 for 1996 from $56,800 for 1995. These costs related primarily to the Company's implementation of a portfolio accounting system and the customization and maintenance of the Company's proprietary software. The portfolio accounting system is not expected to be fully operational until the third quarter of 1997. The Company anticipates that costs paid to outside venders for portfolio accounting services will decrease upon implementation of this system and that costs for software development for this purpose will decrease after this system has been implemented. The Company will continue to incur software development costs for the customization and maintenance of the Company's proprietary products and in connection with the amortization of software development costs previously capitalized by the Company.

Settlement Expense
Settlement expense (which represents the refund of principal trading profits and related interest due in connection with the settlement of an investigation of the Company by the Commission) decreased $310,000 to $155,000 for 1996 from $465,000 for 1995.
The Company will not incur any settlement expense in 1997.

Other Expense
Occupancy and equipment costs increased $0.52 million to nearly $1.15 million for 1996 from $0.63 million for 1995. The increase was due primarily to the increased costs associated with the implementation of a brokerage trading system, the purchase and development of the portfolio accounting system referred to above and the development, release and support of the Company's new products, with approximately 55% of this increase attributable to the addition of non-capitalized hardware and software. The Company's expenses also reflect increased equipment leases and an annual adjustment to the Company's office lease for common operating costs. Clearing charges and user fees increased $46,724 to $813,239 for 1996 from $766,515 for 1995. The increase resulted from increased trading activity in the Company's managed assets. Professional fees increased $278,226 to $763,086 for 1996 from $484,860 for 1995. The increase was due primarily to the completion and release of the Company's new products, the development of new sales and marketing agreements, and the regulatory and compliance issues associated with these new products and relationships. Legal and accounting fees were also incurred in connection with settlement of the Commission's investigation of the Company, ensuring regulatory compliance by the Allocation Manager(TM) mutual fund software program and in the establishment of complex relationships with several new clients. The Company expects only minimal fees to be incurred in 1997 in connection with the Commission's investigation of the Company.

Liquidity and Capital Resources

The Company's operating losses incurred over the last several years resulted in the need for significant funding. During the first three quarters of 1996, the Company borrowed an aggregate of $1.8 million from Bedford Capital Financial Corporation ("Bedford") and received an additional $1.0 million from the private placement of debt securities. These financings were in addition to $1.2 million borrowed by the Company from Bedford in July 1995 and $482,500 received by the Company from the private placement of debt securities in late 1995 and early 1996. In November 1996, the Company borrowed an additional $250,000 as bridge financing to fund working capital shortfalls through the completion of a private placement of Common Stock. The loans from Bedford, the private placements, and the bridge financing each involved the issuance of warrants to purchase Common Stock.

Private Placement and Restructuring
In December 1996 the Company completed a private placement of 5,177,000 shares of Common Stock at a price of $2.125 per share. Also in December 1996, the Company completed a restructuring of its debt and a partial restructuring of its outstanding Preferred Stock. The restructuring involved (i) the payment of all outstanding interest on the Bedford loans, the repayment to Bedford of $1,976,250 of outstanding principal on the Bedford loans, the exercise by Bedford of warrants to purchase 1,023,750 shares of Common Stock and the delivery by Bedford of canceled promissory notes in the amount of $1,023,750 in satisfaction of the exercise price of the warrants, the cancellation of Bedford's remaining warrants, and the issuance to Bedford of new warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $2.125 per share; (ii) the issuance of 1,500,000 shares of Common Stock upon the exercise of warrants issued to investors in connection with the Company's private placement of promissory notes and warrants in December 1995/January 1996 and May/June 1996 and the delivery of canceled promissory notes in the aggregate principal amount of $1,500,000 in satisfaction of the exercise price of such warrants, payment by the Company of all interest  accrued on such notes as of the  exercise  date,  and the issuance of new warrants to purchase an aggregate of up to 150,000 shares of Common Stock to such investors; (iii) the repayment of the November 1996 bridge loan, and (iv) the conversion of 173,120 shares of Preferred Stock into 238,043 shares of Common Stock, resulting in a reduction in the Company's cumulative dividend obligation to the holders of Preferred Stock from $583,576 as of September 30, 1996, to $322,700 as of
December 31, 1996. The conversion of additional shares of Preferred Stock into Common Stock was effected in January 1997.

As a result of the private placement and restructuring, the Company's shareholders' equity increased from a $3,773,535 deficit at September 30, 1996 to $6,270,537 at December 31, 1996 and cash increased from $701,160 at September 30, 1996 to $6,499,000 at December 31, 1996. The Company anticipates that the balance of the proceeds from the private placement will be used for its working capital requirements for the first and second quarters of 1997 and thereafter and for future capital investments by the Company.

Most of the Company's ongoing losses and additional cash flow requirements relate to its addition of staff and incurrence of capital expenditures in anticipation of establishing new distribution relationships. The Company recognizes that there generally is a substantial delay between when costs such as these are incurred and when the related revenues are recognized. While there can be no assurance such will be the case, the Company anticipates that its use of cash will increase marginally in the second quarter before decreasing in the third and fourth quarters of 1997 as cash is received from any new distribution relationships that are established. Future cash needs will depend largely upon the Company's success in developing new customer relationships that result in increased assets managed using the Company's products and services.

Uses of Cash
In January 1997, the Company assisted Kenneth S. Phillips, the Company's President and Chief Executive Officer, by pledging cash collateral in the amount of $1,890,000 to a bank in connection with the bank's loan to KP3, LLC, a limited liability company ("KP3"), the members of which are Mr. Phillips and a custodian for Mr. Phillips' son. The loan was made to KP3 for the purpose of financing payment of the deferred portion of the purchase price of 1,643,845 shares of the Company's Common Stock owned by KP3 that were purchased from Mr. Marc Geman, a former officer of the Company, at the time he terminated his association with the Company. The Company agreed to provide collateral for the loan for up to two years and to lend funds to KP3 to service interest payments on the loan during that period. In March 1997, the Company lent $32,000 to KP3 to service interest payments on the loan. The total amount of loans and pledges of collateral authorized may not exceed $2.0 million. The pledge by the
Company of collateral for the loan permitted the deferred portion of the purchase price of the Company's Common Stock to be paid to Mr. Geman, thereby eliminating the possibility that Mr. Geman could reacquire a substantial stock ownership in the Company.

In January 1997, the Company also assisted certain of its employees, including one of its officers, by making loans to such employees to refinance certain loans originally obtained by such employees to acquire Common Stock of the Company from a stockholder in a private sale. The purchase was originally financed through a bank loan which came due on December 31,
1996. The loans by the Company to its employees are collateralized by the stock originally acquired. Of the $142,093 loaned, a total of $46,300 was made to an officer of the Company.

Capitalized Software Development Costs
The Company has incurred significant costs during the past several years in developing internal operational systems and in developing, marketing and supporting its proprietary Allocation Manager(TM) investment advisory software for use by professional financial consultants and expects to have continuing costs in 1997 relating to the enhancement of Allocation Manager(TM). Most of the costs incurred to establish the technological feasibility of Allocation Manager(TM) were borne by unrelated individuals prior to the product being introduced to the Company. The Company incurred approximately $50,000 in research and development costs relating to Allocation Manager(TM) that were expensed in 1995. All subsequent costs incurred that were directly related to the development of the software were capitalized. The Company currently intends to capitalize all similar costs incurred in the future. Capitalized costs are amortized over the economic life of the software, which in this case is three years. It is the Company's policy to amortize and evaluate software for net realizable value on a product-by-product basis. The software became available for sale during 1996, and the Company plans to generate revenues from this product primarily from a continuing fee based upon assets under management of the end users of the software and, to a lesser extent, license fees, customization fees and annual maintenance fees. The capitalization of computer software costs ceased when the product was available for general release to customers. Subsequent cost incurred to enhance and redesign existing software products are capitalized and such capitalization ceases when the enhanced or redesigned products are released. Costs of maintenance and customer support are charged to expense when the related revenue is recognized, or when those costs are incurred, whichever occurs first.

The  Company  has  also   capitalized  the  acquisition   costs  of
software  acquired  from  third  parties  in  connection  with  the
development   of   its   internal   systems.   See   "Results   of
Operations 1996 Compared to 1995 Software Development Costs."


Other Matters
In seeking to capture greater market share, the Company has introduced restructured and unbundled pricing which in some instances results in lower pricing for some of its services in certain of its distribution channels. The Company may make additional adjustments in the future. As a result of the restructured pricing, gross revenues as a percentage of assets under management may decrease.

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

ITEM 10.    EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid by the Company and its subsidiaries to the Company's Chief Executive Officer and to each of its other executive officers at the end of 1996.

                     Summary Compensation Table

                                         Annual        Annual
                                     Compensation   Compensation
                                                      Options
      Name and Principal     Fiscal    Salary        Granted(1)
      Position                Year

      Kenneth S. Phillips     1996     $252,000         50,000
      President, Chief        1995      228,124
      Executive Officer       1994      241,774

      David L. Andrus         1996     $240,000      1,050,000
      Executive Vice          1995       40,000
      President

      Vali Nasr               1996     $139,015         50,000
      Chief Financial         1995      126,475
      Officer & Treasurer     1994      128,262



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

Option Grants in
Last Fiscal Year
                                 Percentage
                                  of Total
                    Number of     Options
                     Shares      Granted to
      Name         Underlying    Employees     Exercise   Expiration
                     Options         in         Price       Date
                     Granted     Fiscal Year


Kenneth S. Phillips      50,000      4.2%       $1.00     6/7/2001

David L. Andrus         800,000     87.5%       $1.5625      (1)
                        200,000                 $2.125    12/17/2002
                         50,000                 $1.00      6/7/2001

Vali Nasr                50,000      4.2%       $1.00      3/31/2001

_______________________

(1) Options will expire 24 months after Mr. Andrus leaves the employ of the Company.


The following table sets forth certain information with respect to options exercised during the year ended December 31, 1996 by those officers listed in the Summary Compensation Table.

    Aggregated
    Option/SAR
Exercises in Last
 Fiscal Year and
 Fiscal Year End
Option/SAR Values
                                         Number of
                                         Securities     Value of
                   Shares                Underlying    Unexercised
     Name        Acquired    Value      Unexercised       Money
                    on      Realized    Options at FY   Options at
                 Exercise                   End          FY End
                                        Exercisable     Exercisable
                                         /Unexercisable  /Unexercisable

Kenneth S. Phillips    0         0      20,000/30,000     $22,500/$33,750

David L. Andrus        0         0     295,000/755,000   $168,830/$513,750

Vali Nasr              0         0      50,000/0          $56,250/$0


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

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment number 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



PMC INTERNATIONAL,  INC.


        By:  /s/____________________________
        Kenneth S. Phillips
        President, Chief Executive Officer


        By:  /s/____________________________
        Vali Nasr, Treasurer, Principal
        Financial and Accounting Officer

        Date:   October 31, 1997

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


SPICER, JEFFRIES & CO.
Denver, Colorado
March 1, 1997


                                    F-2 of 18: Financial Statements Section

                          PMC INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1996 AND 1995

                     ASSETS                           1996         1995
                     -----                          -------      --------

CASH AND CASH EQUIVALENTS (See Note 7)            $6,499,390   $  313,885

RECEIVABLES:
  Investment management fees                         145,714       39,733
  Other receivables (See Note 7)                     160,483       63,210

FURNITURE AND EQUIPMENT, at cost, net of
  accumulated depreciation of $689,227 and           936,234      688,233
  $355,231

SOFTWARE DEVELOPMENT COSTS, at cost, net of
  accumulated amortization of $203,526 in 1996       511,123      419,617
  (Note 1)

PREPAID EXPENSES AND OTHER ASSETS                    340,006      220,605

LONG TERM NOTE RECEIVABLE (Note 2)                   570,494      897,167
                                                     =======      =======
                                                  $9,163,444   $2,642,450



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
  Accounts payable                                 $ 839,095   $1,442,694
  Accrued expenses                                   535,520      707,897
  Other liabilities                                  730,909      571,389
  deferred revenue                                   552,868      411,347
  Notes payable (Note 6)                              14,694    1 647,470
  Obligations under capital leases (Note 7)          219,821       75,490
                                                   ---------     --------
      TOTAL  LIABILITIES                           2,892,907    4,856,287
                                                   ---------    ---------


COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (DEFICIT) (Note 3):
  Preferred stock - no par value - authorized
    5,000,000 shares; issued and outstanding,
      175,897 and 349,017 shares                     439,742      872,543

  Common stock, $.01 par value - authorized,
    50,000,000 shares, issued and outstanding        365,876      276,716

  Additional paid-in capital                      16,132,256    3,302,749
  Deficit                                        (10,667,337)  (6,665,843)
                                                 -----------   ----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)               6,270,537   (2,213,837)
                                                 -----------   ----------
                                                  $9,163,444  $ 2,642,450



                                    F-3 of 18: Financial Statements Section

                          PMC INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                        DECEMBER 31, 1996 AND 1995

                                                      1996          1995
REVENUE:
  Investment management fees (Note 1)             $9,634,992    $8,632,888
  Trading income                                      44,787        94,948
  Other income                                       407,102       444,643
                                                    --------      --------
       Total revenue                              10,086,881     9,172,479

EXPENSES:
  Investment manager and other fees                5,580,846     5,139,613
  Salaries and benefits                            3,487,811     2,524,936
  Clearing charges and user fees                     813,239       766,515
  Advertising and promotion                          830,140       629,476
  General and administrative                       1,176,775       894,661
  Software development costs                         132,392        56,800
  Occupancy and equipment costs                    1,149,084       630,833
  Professional fees                                  763,086       484,860
  Settlement expense                                 155,000       465,000
                                                  ----------     ---------
       Total expenses                             14,088,373    11,592,694

NET LOSS                                         $(4,001,492)  $(2,420,215)

NET LOSS PER COMMON SHARE (Note 1)                 $    (.71)   $     (.46)

WEIGHTED AVERAGE  NUMBER OF SHARES
  OUTSTANDING (Note 1)                             5,702,036      5,546,522



                                    F-4 of 18: Financial Statements Section

                          PMC INTERNATIONAL, INC.
                             AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        DECEMBER 31, 1996 AND 1995

                                      Additional   Preferred                        Total
                      Common Stock       Paid-In     Stock                       Shareholders'
                    ---------------                 ------                          Equity
                     Shares   Amount     Capital    Shares   Amount     Deficit    (Deficit)
                 -------     ------   -------     ------    ------    --------      --------
BALANCES
  December 31,
  1994 as
  previously
  reported        $5,540,501 $276,564  $3,637,689 $349,017   $872,543  $(4,274,803)   $511,993

Adjustment for
  the
  cumulative
  effect on
  prior years
  for the
  correction of
  an error                 -        -    (350,000)       -          -       29,173           -
  (Note 1)

BALANCES
  December 31,
  1994 as
  restated         5,540,501  276,564   3,287,689  349,017    872,543   (4,245,630)    191,166

Issuance of
  stock to 401K
  plan                15,212      152      15,060        -          -            -      15,212

Net loss                   -        -           -        -          -   (2,420,215) (2,443,555)
                     -------   ------     -------   ------     ------     --------    --------
BALANCES
  December 31,
  1995             5,555,713  276,716   3,302,749  349,017    872,543   (6,665,845) (2,213,837)



Stock options
  exercised            1,000       10       1,365        -          -            -      1,375

Notes payable
  converted to
  common stock     3,500,000   34,999   2,488,751        -          -            -  2,523,750

Preferred stock
  converted to
  common stock       238,043    2,381     430,420 (173,120)  (432,801)           -           -

Issuance of
  stock            5,177,000   51,770  10,949,355        -          -            -  11,001,125

Less stock
  issuance costs           -        -  (1,040,384)       -          -            -  (1,040,384)

Net loss                   -        -           -        -          -   (4,001,492) (4,001,492)
                     =======   ======     =======   ======     ======     ========    ========
BALANCES
  December 31,
  1996           $14,471,756 $365,876 $16,132,256 $175,897   $439,742 $(10,667,337) $6,270,537
                     =======   ======     =======   ======     ======     ========    ========

                          PMC INTERNATIONAL, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        DECEMBER 31, 1996 AND 1995
                        INCREASE (DECREASE) IN CASH


                                                       1996          1995
                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(4,001,492)  $(2,420,215)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                     537,522       148,567
     Accretion of discount on note receivable          (67,181)      (69,053)
     Stock issued as compensation under 401K plan            -        15,212
     Changes in operating assets and liabilities
       Investment management fees receivable          (105,981)       32,085
       Other receivables                               (97,273)       22,196
       Prepaid expenses and other assets              (119,401)        9,509
       Accrued expenses                               (172,377)      103,805
       Accounts payable                               (597,029)      729,837
       Other liabilities                               159,520       464,399
       Deferred revenue                                141 521        37,346
                                                     ---------      --------
          net cash used in operating activities     (4,322,171)     (926,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                 (376,574)     (405,932)
   Reduction of long-term note receivable              393,854       338,067
   Reduction of secured demand note                          -       225,000
   Cost of software development                       (295,022)     (419,617)
                                                      --------      --------
      Net cash used in investing activities           (277,742)     (262,482)
                                                    ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                        3,125,000    1,925,000
   Principal payments on notes payable               (2,234,026)    (322,530)
   Principal payments on obligations under
     capital lease                                      (67,672)     (14,709)
   Principal payments on subordinated note
     payable                                                  -     (225,000)
  Sale of common stock, less offering costs           9,960,741            -
  Proceeds from  exercise of stock options                1,375            -
                                                      ---------      -------
      Net cash provided by financing activities      10,785,418    1,362,761
                                                     ----------    ---------
NET INCREASE IN CASH                                  6,185,505      173,967
CASH, at beginning of year                              313,885      139,918
                                                     ----------     --------
CASH, at end of year                                 $6,499,390   $  313,885



                                    F-6 of 18: Financial Statements Section

                          PMC INTERNATIONAL, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOW
                        DECEMBER 31, 1996 AND 1995
                        INCREASE (DECREASE) IN CASH
                                (Continued)


                                                           1996        1995
                                                        ---------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Cash paid for interest                              $  367,180  $    96,969
                                                       ==========   ==========


NONCASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of equipment via capital lease obligation   $  205,433  $    90,199
                                                       ==========   ==========
  Conversion of preferred stock to common stock        $  432,801  $         -
                                                       ==========  ===========
  Loans payable converted to common stock              $1,500,000  $         -
                                                       ==========  ===========
  Conversion of notes payable to common stock          $2,523,750  $         -
                                                       ==========  ===========



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

PMC was organized in 1986 and its principal business activity is the administration of private and institutional managed account programs with its customers located substantially in the United States. Its services include investment suitability analysis, portfolio modeling and asset allocation, money manager selection, portfolio accounting and performance reporting. PMC is registered as an investment adviser under the Investment Advisors Act of 1940.

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

Portfolio Technology Services ("PTS") was organized in June, 1994 but had no operations until 1995. PTS was formed for the purpose of developing proprietary software for use in the financial services industry.

The accompanying consolidated financial statements include the historical accounts of PMC for all periods and the accounts of PMCI since September 30, 1993, PBS and PTS since inception. All intercompany accounts and transactions have been eliminated in consolidation.


                                    F-8 of 18: Financial Statements Section

                          PMC INTERNATIONAL, INC.
                              AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996 AND 1995
                                (Continued)


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Significant Accounting Policies

Revenue from investment management services is recorded as such revenue accrue under the terms of the related investment management contracts. Revenue from software customizations is recorded as such revenue accrues under the terms of the related agreements. Revenue from software maintenance is recorded as such revenue accrues under the terms of the maintenance contracts. Software products are used in generating investment management revenues and therefore are recorded as such revenues accrue under the terms of the related investment management contracts.

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

The Company has developed a windows-based software program for sale to financial product distribution entities. The product is designed to guide clients of these entities through the process of choosing appropriate combinations of mutual funds for their own portfolios. The majority of costs incurred to establish the technological feasibility of this product were borne by unrelated individuals prior to the product being introduced to the Company. Prior to achieving technological feasiblilty in 1995, the Company incurred approximately $50,000 in research and development costs after receiving the products from the unrelated individuals. These costs have been included in the statement of operations for 1995. All subsequent costs incurred directly related to the development of the software were capitalized. Capitalized costs are being amortized over the economic life of the software, which in this case is three years. It is the Company's policy to amortize and evaluate software for net realizable value on a product-by-product basis. The software became available for sale during 1996. The Company's plans to generate revenues from this product are four fold; license fees, customization fees, a continuing fee equal to a percentage of assets under management of the end users purchasing such software, and annual maintenance fees. Costs of maintenance and customer support are charged to expense when the related revenue is recognized, or when those costs are incurred, whichever occurs first. The Company's policy is to capitalize all software costs incurred in developing computer software products until such products are available for release to customers. Subsequent cost incurred to enhance and redesign existing software products are capitalized and such capitalizations ceases when the enhanced or redesigned products are released.

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

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive. Dividends on cumulative preferred stock of $22,455; $56,715; $57,166; and $133,430 for the periods ended March 31,
1997 and 1996, and December 31, 1996 and 1995, respectively, have been added back to the net loss in computing the net loss per share.

The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived and for Long-Lived Assets to Be Disposed Of, in its financial statement's for the year ended December 31, 1996. The adoption of SFAS 121 had no material affect on the Company's financial statements.

The Company reviews its long-lived assets for impairment to determine if the carrying amount of the asset is recoverable.

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

NOTE 2 -  LONG TERM NOTE RECEIVABLE

In connection with the Schield reverse acquisition, the Company acquired a long term note receivable related to the sale of Schield's market timing  operations  to an entity  controlled  by a founder of Schield.  The note is payable in monthly installments of $32,000, including interest through August, 1998. The note was recorded at its estimated fair value as of September 30, 1993. The discount from the face amount of the note receivable is a credit to interest income over the life of the note using the interest method. The principal balance of the note as of December 31, 1996 is $634,578 compared to its carrying amount of $570,494. While the original transaction involved a transfer of operations by the Company to a former employee who had been responsible for managing the operations, the transaction was handled on an arms length basis. The Company did not provide any guarantee of the obligations of the buyer and had no further involvement with the business after the sale. Payments on the note receivable have been made on a timely fashion in all material respects.

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

NOTE 4 -  INCOME TAXES

The Company has an unused net operating loss carryforward of approximately $7,000,000 for income tax purposes, $1,200,000 expiring in 2009, $1,800,000 in 2010 and the remainder expiring in 2011. This net operating loss carryforward may result in future income tax benefits of approximately $2,800,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for
financial   reporting   purposes  and  the  amounts  used  for  income  tax
purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                                    1996             1995
                                                ------------     ----------
Deferred tax liabilities                    $              -   $          -

Deferred tax assets
   Net operating loss carry forwards               2,579,000      1,149,500
   Legal settlement                                  233,300        175,000
                                                   ---------      ---------
   Total deferred tax assets                       2,812,300      1,324,500
   Valuation allowance for deferred tax assets$   (2,812,300)   $(1,324,500)
                                                  ----------     ----------
                                                           -              -

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

NOTE 6 -  NOTES PAYABLE

Notes payable consist of the following:
                                                         1996           1995
                                                     -----------    -----------
8-1/2% note  payable to  shareholder,  due July
26, 2000  interest  payable  monthly  beginning
August  10,  1996,  principal  and  all accrued
and unpaid interest is due at maturity, secured
by  all  assets  of  PMCI  and its subsidiaries
(except PBS which security interest is  only to
its outstanding common stock owned by PMCI).          $       -      $1,200,000

11.5%   note    payable   to    shareholder(s),
unsecured,  due  August  1,  1998,  payable  in
monthly    installments   of   $832   including
interest.   In  1996  and  1995,  principal  of
$8,535 and $6,159 mature.                                14,694          22,470

9% notes  payable to  employees  and  unrelated
individuals,  due December 29, 1996,  principal
and  interest  payable  on or  before  maturity
date,  secured  by a  second  lien  on  Company
assets.                                                       -         425,000
                                                       --------       ---------
                                                      $  14,694      $1,647,470
                                                      =========      ==========

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

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

In  January  1997,  KP3,  LLC,  a  limited   liability  company  owned  and
controlled by the Company's president and chief executive officer (the "LLC") borrowed $1,750,000 from a bank with a due date of December 31, 1997. The purpose of the loan was to finance payment of the deferred portion of the purchase price of 1,643,845 shares of Common Stock owned by the LLC that were purchased from a former officer of the Company at the time of his departure. In connection with this borrowing, the
Company   agreed  to   collateralize   the  loan  on  behalf  of  the  LLC.
Accordingly, $1,890,000 of cash included in cash and cash equivalents (representing the initial principal balance and in an interest reserve) in the accompanying balance sheet became restricted for this purpose. The Company has also agreed to loan the LLC amounts sufficient to pay interest on the loan so long as the amount of loans made and bank
collateral  provided  would  not  exceed  $2,000,000.   The  borrower  (the
LLC) has agreed to reimburse the Company for any amounts paid by the Company toward the loan or for collateral applied to the loan, including interest at an annual rate of 9%, and have granted the Company a security interest in 1,643,845 shares of the Company's common stock held by it.

PMC had been under a formal order of private investigation by the Securities and Exchange Commission relating to certain aspects of PMC's former practice of principal trading. PMC discontinued this practice in April 1994. In 1995, the Company submitted a settlement proposal to the Commission, without admitting or denying liability, on behalf of PMC under a plan pursuant to which PMC would disgorge its trading profits realized from principal trading together with prejudgement interest in an amount estimated to be $465,000. In 1996, the settlement was accepted by the Commission with the total amount payable, including accrued interest approximating $620,000. These amounts have been included in other liabilities in the accompanying financial statements.

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

                          PMC INTERNATIONAL, INC.
                              AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996 AND 1995
                                (Continued)

NOTE 7 -  COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease payments under noncancelable leases as of December 31, 1996 are as follows:

                                                     Principal
  Year ending                                           due
  December 31,        Operating        Capital     Capital Lease
  -----------        ----------      ----------     -----------
     1997            $  375,824      $  123,992     $   103,119
     1998               351,672         103,486          95,336
     1999               298,658          22,178          21,366
     2000               293,567               -               -
     2001                24,000               -               -
  Thereafter                  -               -               -
                    -----------      ----------     -----------
                     $1,343,721         249,656     $   219,821
                    ===========                     ===========

  Less amount
    representing interest                29,835
                                     ----------
  Present value of net
    minimum lease payments           $  219,821
                                     ==========

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

                          PMC INTERNATIONAL, INC.
                              AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996 AND 1995
                                (Continued)

NOTE 8 -   STOCK OPTIONS AND WARRANTS (continued)

In addition,  common stock  warrants  have been issued in  connection  with
certain  private  offerings  of   debt.  At  December  31,  1996,
warrants to purchase common stock at various prices were outstanding which expire as follows:

      Expiration                    Exercise
      Date               Warrants     Price
      --------------     --------     ------
      December, 1998      300,000      1.620
      June, 2001          200,000      1.000
      November, 2001       25,000      1.625
      December, 2001      550,000      2.125
                         --------
                        1,075,000
                        =========

The  following  table  describes   certain   information   related  to  the
Company's compensatory stock option activity for the year ending December 31, 1996.


                                                Number     Weighted Average
                                             of Options    Exercise Prices
                                             ----------      --------
     Outstanding, December 31, 1995          1,016,000        $1.42
     Grants during year:
       Exercise price = market price         1,352,500         1.40
   Exercise price greater than market price    200,000         1.56
     Exercised during year                      (1,000)        1.38
     Forfeited during year                     (22,000)        1.13
     Expired during year                       (35,000)        2.79
                                             ---------
     Outstanding, December 31, 1996          2,510,500         1.45
                                             =========
     Exercisable, December 31, 1996          1,400,500         1.45
                                             =========



                                    F-15 of 18: Financial Statements Section

                          PMC INTERNATIONAL, INC.
                              AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996 AND 1995
                                (Continued)


NOTE 8 -   STOCK OPTIONS AND WARRANTS (continued)

The weighted average grant date fair value of the options granted in 1996 was as follows:

Exercise price = market price             $ .67
Exercise price greater than market price   1.03

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5.88% to 6.50%; dividend yield of -0-%; expected lives of five to six years; and volatility of 44.2%.

A summary of the Company's outstanding and exercisable stock options as of December 31, 1996 are as follows:
                                                              Weighted Average
         Range of         Number         Weighted Average     Remaining
      Exercise prices   of Options       Exercise Price       Contractual Life
                                                                  (months)
      --------------    ----------       --------------       ----------------

      $1.00 - $1.38
      Outstanding        1,228,500            $1.14                 31 (a)
      Exercisable          728,500             1.17                 39

      $1.50 - $1.56
      Outstanding          977,500             1.55                 63 (b)
      Exercisable          567,500             1.55                 63 (c)

      $2.13 - $2.50
      Outstanding          252,500             2.20                 58
      Exercisable           52,500             2.50                  6

      $3.10
      Outstanding           52,000             3.10                 13
      Exercisable           52,000             3.10                 13

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

                                         1996              1995
                                    -----------        -----------
Net loss                          $  (5,111,682)      $ (2,518,266)


Net loss per share                $        (.91)      $       (.47)



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

                                    F-17 of 18: Financial Statements Section

                          PMC INTERNATIONAL, INC.
                              AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996 AND 1995
                                (Concluded)


NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS 107 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.

The following methods and assumptions were used to estimate the fair value of financial instruments for which it is practicable to estimate value:

The carrying amount of cash and cash equivalents reported in the balance sheet approximates fair value because of the short maturity of those instruments.

The carrying amount of receivables, accounts payable, accrued expenses and other liabilities approximates fair value because of the collection or payments on those instruments are expected in the short term.

The long-term note receivable was discounted at inception (see Note 2) and at December 31, 1996, discounting the note at the current interest rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities yields a fair value which approximates the carrying value.

Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the carrying value of obligations under capital leases approximate fair value.

The carrying amount of deferred revenue approximates fair value because it is expected to be realized within ninety days.

                                    F-18 of 18: Financial Statements Section

                          Financial Data Schedule

                       as Filed Electronically with

                  The Securities and Exchange Commission