Form 10QSB/A
period 1997-03-31
PMC INTERNATIONAL INC
filed 1997-11-03
CIK 765815

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A

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

                                FORM 10-QSB/A
                                INTRODUCTION
PMC International, Inc., (the "Company") hereby amends its Quarterly Report on Form 10-QSB for the three months ended March 31, 1997, by deleting its responses to Part I, Items 1 and 2, contained in its original filing and replacing such sections with the following:

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS (Note 1)

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                  (Unaudited)
                                                                   March 31,                       December 31,
                                                                       1997                              1996
CURRENT ASSETS

     Cash and cash equivalents (See Note 2)                       $ 4,450,485                    $ 6,499,390
     Receivables
        Investment management fees                                    540,904                        145,714
        Other receivables                                             124,375                        160,483
                                                                   ----------                    -----------
     TOTAL                                                          5,115,764                      6,805,587

FURNITURE AND EQUIPMENT, at cost,
     net of accumulated depreciation of
     $770,490 and $689,227                                            997,483                        936,234

SOFTWARE DEVELOPMENT, at cost,
     net of accumulated depreciation of
     $267,763 and $203,526                                            508,068                        511,123

PREPAID EXPENSES AND OTHER ASSETS                                     417,446                        340,006

LONG TERM NOTE RECEIVABLE (Note 2)                                    654,624                        570,494
                                                                    ---------                     ----------

     TOTAL ASSETS                                                 $ 7,693,385                    $ 9,163,444
                                                                    =========                      =========

See notes to unaudited condensed consolidated financial statements

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                     (Unaudited)
                                       March 31,                   December 31,
                                         1997                           1996
LIABILITIES
     Accounts payable                 $ 625,838                      $ 839,095
     Accrued expenses                   538,662                        535,520
     Other liabilities                  123,327                        730,909
     Deferred revenue                   535,781                        552,868
     Notes payable                       12,738                         14,694
     Obligations under capital lease    209,312                        219,821
                                     ----------                    -----------

     TOTAL LIABILITIES                2,045,658                      2,892,907
                                      ---------                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 3)
  Preferred stock, no par value - authorized
     5,000,000 shares; issued and outstanding,
     138,182 shares and
     175,897 shares
                                        345,455                        439,742
  Common stock, $.01 par value -
    authorized 50,000,000 shares;
     issued and outstanding,
     14,523,614 shares
     and 14,471,756 shares               366,395                       365,876
  Additional paid-in capital          16,181,462                    16,132,256
  Accumulated deficit                (11,245,585)                  (10,667,337)
                                    ------------                   ------------

        TOTAL SHAREHOLDERS' EQUITY    5,647,727                      6,270,537
                                      ---------                      ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                 $ 7,693,385                   $ 9,163,444
                                      ==========                     ==========>

See notes to unaudited condensed consolidated financial statements.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                  Three Months Ended
                                                      March 31,
                                          1997                      1996

                                    -----------------         ----------------
    REVENUE:
      Investment management fees       $    2,744,816           $    2,406,024
      Trading income                           10,913                   30,556
      Other income                            105,392                  179,311
                                   ------------------         ----------------
            Total revenue                   2,861,121                2,615,891

    EXPENSES:
      Investment manager and other fees $   1,390,722           $    1,407,055
      Salaries and benefits                   936,601                  757,735
      Clearing charges and user fees          157,207                  219,478
      Advertising and promotion               213,449                  178,857
      General and administrative              293,199                  226,132
      Software development costs               50,630                        0
      Occupancy and equipment costs           282,080                  249,287
      Professional fees                       115,481                  111,310
                                   ------------------         ----------------
            Total expenses                  3,439,369                3,149,854

    NET LOSS                            $    (578,248)           $    (533,963)
                                   ==================         ================

    NET LOSS PER COMMON SHARE                   $(.04)                   $(.11)
                                   ==================         ================

    WEIGHTED AVERAGE  NUMBER OF
        SHARES  OUTSTANDING                14,511,099                5,555,711
                                   ==================         ================

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                                                                       Three Months Ended
                                                                                            March 31
                                                                                 1997                        1996
                                                                                 ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $ (578,248)                  $ (533,963)
Adjustments to reconcile net loss to
         net cash used in operating activities:
     Accretion of discount on notes receivable                                 (19,234)                     (21,616)
     Depreciation and amortization                                             145,500                      115,000
     Changes in operating assets and liabilities
        Investment management fees receivable                                 (395,190)                     (25,787)
        Other receivables                                                       36,108                      (95,170)
        Prepaid expenses and other assets                                      (77,440)                    (121,438)
        Accounts payable                                                      (213,257)                     149,015
        Accrued expenses                                                         3,142                       36,617
        Other liabilities                                                       (4,491)                       2,474
        SEC Settlement Distribution                                           (603,091)                           0
        Deferred revenues                                                      (17,087)                      74,439
                                                                             ----------                     -------

     Net cash used in operating activities                                  (1,723,288)                    (420,429)
                                                                            -----------                    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture, equipment
        and software development                                              (172,661)                     (83,547)
     Decrease of long-term note receivable                                     100,283                      118,036
     Long term notes receivable PMC employees                                 (142,093)                           -
     Long term note receivable KP3, LLC                                        (31,689)                           -
     Principal payments on note receivable                                       8,603                            -
     Cost of software                                                          (61,182)                    (122,010)
                                                                              ---------                    ---------
 Net cash provided by (used in) investing activities                          (298,739)                     (87,521)

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                     0                      298,669
     Principal payments on notes payable                                        (1,956)                      (2,019)
     Principal payments on obligations under capital lease                     (24,922)                     (10,516)
                                                                            -----------                  -----------

        Net cash provided by financing activities                              (26,878)                     286,134
                                                                            -----------                  ----------

NET INCREASE (DECREASE) IN CASH                                             (2,048,905)                    (221,816)

CASH, at beginning of period                                                 6,499,390                      313,885
                                                                            ----------                      -------
CASH, at end of period                                                      $4,450,485                     $ 92,069

See notes to unaudited condensed consolidated financial statements.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                1997                         1996
                                                                                ----                          ----

     Cash paid for interest                                                    $ 7,060                      $ 3,672
     NONCASH INVESTING AND FINANCING ACTIVITIES:
     Purchase of equipment via capital lease obligation                         20,983                       90,199
     Conversion of preferred stock to common stock                              94,287                            -
     Conversion of note payable to common stock                                      -                            -

See accompanying notes to financial statements.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE 1 -

ORGANIZATION

On September 23, 1993, the shareholders of Schield Management Company ("Schield") approved an exchange of common stock of Schield for all the outstanding common stock of Portfolio Management Consultants, Inc. ("PMC") and a name change from Schield to PMC International, Inc. ("PMCI" or the Company). The stock exchange was completed on September 30, 1993, and as a result of this transaction, PMC is a wholly owned subsidiary of PMCI.
The stock exchange between Schield and PMC has been considered a reverse acquisition accounting, PMC was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Schield. The Schield assets acquired and liabilities assumed were recorded at their fair values. The cost of the acquisition of Schield of $1,741,018 was based on the NASDAQ publicly traded price of the outstanding Schield common stock prior to the announcement of the transaction. The excess of the cost of the acquisition over the fair value of the assets acquired and liabilities assumed was recorded as good will.

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

Operating expenses (which are total expenses less investment management and other fees) were $2,049,000 for the quarter ended March 31, 1997 compared to $1,743,000 for the corresponding quarter in 1996, an increase of $306,000 or 17.6%. This increase was due primarily to an increase in salaries and benefits of $179,000 as the Company added staff to its marketing and sales teams and technology and operations groups. The increased staff is to support the expansion of the Company's products and services, the enhancement of its internal systems and the servicing of new distribution channels and customers. Total Company employees at March 31, 1997 and 1996 were 61 and
43, respectively. Salaries and benefits are expected to increase throughout 1997 relative to 1996 because of increased staffing and compensation levels. The Company employed 73 persons at May 15, 1997. Future revenues related to these new relationships are expected to be derived as a percentage of assets under management.

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

Liquidity and Capital Resources

Between December 31, 1996 and March 31, 1997, working capital decreased from $3,913,000 to $3,070,000. This $843,000 decrease resulted primarily from the use of cash to fund operating losses. Cash and cash equivalents decreased from $6,499,000 at December 31, 1996 to $4,450,000 ($1,890,000 of which was unrestricted) at March 31, 1997, as other liabilities and accounts payable were reduced significantly. Investment management fees receivable increased $395,000 during the period primarily as a result of the accrual of fees due from the new customers discussed above.

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

                                                        PMC INTERNATIONAL, INC.
                                                        REGISTRANT



Date:  November 3, 1997     /S/ Kenneth S. Phillips
                             ----------------------------
                             Kenneth S. Phillips
                             President, Chief Executive Officer



Date:  November 3, 1997     /S/  Vali Nasr
                             -----------------------------
                             Vali Nasr
                             Chief Financial Officer