Form 10QSB/A
period 1997-03-31
PMC INTERNATIONAL INC
filed 1997-11-14
CIK 765815

U. S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                          FORM 10-QSB\A-2

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

                           FORM 10-QSB\A

                           Introduction

PMC International, Inc. (the "Company" or the "Registrant") hereby amends its Quarterly Report on Form 10-QSB, as amended, for the three months ended March 31, 1997 by deleting its responses to Part I, Item 2 contained in its amended filing and replacing such section with the following:

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM  2.   MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
           CONDITION  AND  RESULTS OF OPERATIONS

      The March 31, 1997 Form 10-QSB/A-2 (which amends the March 31, 1997 Form 10-QSB, as amended) represents the first quarterly report after the Form 10-KSB and Form 10-KSB/A for the year ended December 31, 1996. The 10-QSB/A-2 should be read in conjunction with the aforementioned documents, and represents a comparison between the quarter ended March 31, 1997 and the quarter ended March 31, 1996.

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

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations

Three  Months  Ended March 31, 1997  Compared to Three Months Ended
March 31, 1996

      Revenues. Revenues were $2,861,000 for the quarter ended March 31, 1997 compared to $2,616,000 for the corresponding quarter in 1996, an increase of 9.4%. The increase was attributable primarily to investment management fees for start up and conversion services received from new relationships with Institutional Channels established by the Company during the first quarter. Future revenues related to these new relationships are expected to be based upon a percentage of assets under management using the Company's products and services.

      Expenses. Investment manager and other fees (which are primarily a function of the amount of assets managed) decreased marginally in absolute dollars while decreasing relative to total investment management fees (also a function of the amount of assets managed), primarily because the revenues related to the new relationships with Institutional Channels had no associated investment manager and other fees during the first quarter.

      Operating expenses (total expenses less investment manager and other fees) were $2,048,000 for the quarter ended March 31, 1997 compared to $1,743,000 for the corresponding quarter in 1996, an increase of $305,000 or 17.5%. This increase was due primarily to an increase in salaries and benefits of $179,000 as the Company added staff to its marketing and sales teams and technology and operations groups. The balance of the increase resulted primarily from increased general and administrative expenses and advertising and promotion expenses corresponding to the Company's increased staffing levels. The increased staff was added to support the expansion of the Company's products and services, the enhancements of its internal systems and the servicing of new distribution channels and customers. Total
Company employees at March 31, 1997 and 1996 were approximately 65 and 43, respectively. Salaries and benefits are expected to increase throughout 1997 relative to 1996 because of increased staffing and compensation levels. The Company employed approximately 73 persons at June 19, 1997.

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

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

      Private Placement and Restructuring. In December 1996 the Company completed a private placement of 5,177,000 shares of Common Stock at a price of $2.125 per share. Also in December 1996, the Company completed a restructuring of its debt and a partial restructuring of its outstanding Preferred Stock. The restructuring involved (i) the payment of all outstanding interest on the Bedford loans, the repayment to Bedford of $1,976,250 of outstanding principal on the Bedford loans, the exercise by Bedford of warrants to purchase 1,023,750 shares of Common Stock and the delivery by Bedford of canceled promissory notes in the amount of $1,023,750 in satisfaction of the exercise price of the warrants, the cancellation of Bedford's remaining warrants, and the issuance to Bedford of new warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $2.125 per share; (ii) the issuance of 1,500,000 shares of Common Stock upon the exercise of warrants issued to investors in connection with the Company's private placement of promissory notes and warrants in December 1995/January 1996 and May/June 1996 and the delivery of canceled promissory notes in the aggregate principal amount of $1,500,000 in satisfaction of the exercise price of such warrants, payment by the Company of all interest  accrued on such notes as of the  exercise  date,  and the issuance  of  new  warrants  to  purchase  an  aggregate  of  up to
150,000  shares  of  Common  Stock  to  such  investors;  (iii) the
repayment   of  the  November   1996  bridge  loan,   and  (iv) the
conversion of 173,120 shares of Preferred Stock into 238,043 shares of Common Stock, resulting in a reduction in the Company's cumulative dividend obligation to the holders of Preferred Stock from $583,576 as of September 30, 1996, to $322,700 as of
December 31, 1996. The conversion of additional shares of Preferred Stock into Common Stock was effected in January 1997.

      As a result of the private placement and restructuring, the Company's shareholders' equity increased from a $3,773,535 deficit at September 30, 1996 to $6,270,537 at December 31, 1996 and cash increased from $701,160 at September 30, 1996 to $6,499,000 at December 31, 1996. Through March 31, 1997,
approximately $1.9 million of the net proceeds was pledged by the Company as collateral for a loan made to a limited liability company owned and controlled by the Company's Chief Executive Officer, approximately $0.1 million was loaned to employees of the Company to permit them to refinance certain loans originally used by them to acquire certain outstanding shares of the Company's common stock, approximately $1.8 million was used to pay aged accounts payable of the Company in late 1996 and early 1997 and approximately $1.2 million was used to fund the Company's other working capital and capital expenditure requirements during the first quarter of 1997. The Company anticipates that the balance of the proceeds from the private placement will be used for its working capital requirements for the second quarter of 1997 and thereafter and for future capital investments by the Company.

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

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

Future cash needs will depend largely upon the Company's success in developing new customer relationships that result in increased assets managed using the Company's products and services.

      Uses of Cash. Between December 31, 1996, and March 31, 1997, cash and cash equivalents decreased from $6,499,000 at December 31, 1996 to $4,450,000 ($2,256,000 of which was unrestricted) at March 31, 1997, as other liabilities and accounts payable were reduced significantly. Investment management fees receivable increased $395,000 during the period primarily as a result of the accrual of fees due from the new relationships being established with Institutional Channels.

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

      Capitalized Software Development Costs. The Company has incurred significant costs during the past several years in
developing   internal   operational   systems  and  in  developing,
marketing  and  supporting  its  proprietary   Allocation  Manager(TM)
investment advisory software for use by professional financial consultants and expects to have continuing costs in 1997 relating to the enhancement of Allocation Manager(TM). Most of the costs incurred to establish the technological feasibility of Allocation Manager(TM) were borne by unrelated individuals prior to the product
being   introduced   to   the   Company.   The   Company   incurred
approximately  $50,000 in research and  development  costs relating
to   Allocation   Manager(TM)   that  were   expensed  in  1995.   All
subsequent  costs  incurred  that  were  directly  related  to  the
development   of  the  software  were   capitalized.   The  Company
currently intends to capitalize all similar costs incurred in the future. Capitalized costs are amortized over the economic life of the software, which in this case is three

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

years. It is the Company's policy to amortize and evaluate software for net realizable value on a product-by-product basis. The software became available for sale during 1996, and the Company plans to
generate  revenues from this  product primarily   from a continuing
fee based upon assets under management of the end users of the software and, to a lesser extent, license fees, customization fees and annual maintenance fees. The capitalization of computer software costs ceased when the product was available for general release to customers. Subsequent cost incurred to enhance and redesign existing software products are capitalized and such capitalization ceases when the enhanced or redesigned products are released. Costs of maintenance and customer support are charged to expense when the related revenue is recognized, or when those costs are incurred, whichever occurs first.

      The Company has also capitalized the acquisition costs of software acquired from third parties in connection with the development of its internal systems.

      Other Matters. In seeking to capture greater market share, the Company has introduced restructured and unbundled pricing which in some instances results in lower pricing for some of its services in certain of its distribution channels. The Company may make additional adjustments in the future. As a result of the restructured pricing, gross revenues as a percentage of assets under management may decrease.

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

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                            SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has caused this Amendment Number 2 to Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                            PMC INTERNATIONAL, INC.
                            REGISTRANT



Date:  November 14, 1997   \s\__________________________
                                Kenneth S. Phillips
                                President, Chief Executive Officer



Date:  November 14, 1997   \s\__________________________
                                Vali Nasr
                                Chief Financial Officer