Form 10QSB
period 1997-09-30
PMC INTERNATIONAL INC
filed 1997-11-14
CIK 765815

U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-QSB

(Mark One)
[X]   QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended SEPTEMBER 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 1997.

       Common Stock $0.01 Par Value                 19,431,610
                  Class                          Number of Shares

Transitional Small Business Disclosure Format
Yes        No   X

                 PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                                 INDEX
                                                         Page No.
PART I     Financial Information
Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets            3
           -   September 30, 1997 and December 31, 1996

           Condensed Consolidated Statements of Income      5
           -   Three months ended September 30, 1997
               and September 30, 1996;  Nine months ended
               September 30, 1997 and September 30, 1996

           Condensed Consolidated Statements of Cash Flows  6
           -   Nine months ended September 30, 1997
               and September 30, 1996

           Pro Forma Consolidated Statements of Income      7
           -   Three months ended September 30, 1997 and
               September 30, 1996

           Notes to Unaudited Condensed Consolidated        9
               Financial Statements

Item 2     Management's Discussion and Analysis of         12
               Financial Condition and Results of
               Operations

PART II    Other Information
Item 1     Legal Proceedings                               16

Item 2     Changes in Securities                           16

Item 3     Defaults upon Senior Securities                 16

Item 4     Submission of Matter to a Vote of Security      16
           Holders

Item 5     Other Information                               16

Item 6     Exhibits and Reports on Form 8-K                17

Signatures                                                 18
                              Page 2 of 18

                 PMC INTERNATIONAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS (Note 1)

                      PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                  (Unaudited)
                                                 September 30,      December 31,
                                                      1997              1996
                                                      ----              ----
CURRENT ASSETS

   Cash and cash equivalents (Note 2)          $   3,465,269      $   6,499,390
   Receivables
      Investment management fees                   1,580,769            145,714
      Other receivables                              124,141            160,483
                                                ------------       ------------
   TOTAL CURRENT ASSETS                            5,170,179          6,805,587

FURNITURE AND EQUIPMENT, at cost,
   net of accumulated depreciation of
   $1,600,779 and $689,227 (Note 1)                1,389,662            936,234

PRODUCT DEVELOPMENT, at cost,
   net of accumulated amortization of
   $411,524 and $203,526 (Note 1)                  1,101,042            511,123

GOODWILL, net of amortization of $10,498           5,388,659                  -
   (Note 1)

PREPAID EXPENSES AND OTHER ASSETS                  1,428,493            340,006

LONG TERM NOTE RECEIVABLE (Note 2)                   545,811            570,494
                                                ------------       ------------
   TOTAL ASSETS                                   15,023,846          9,163,444
                                                ============       ============




See notes to unaudited condensed consolidated financial statements
                              Page 3 of 18

                       PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  (Unaudited)
                                                 September 30,      December 31,
                                                      1997              1996
                                                      ----              ----
CURRENT LIABILITIES
   Accounts payable                            $   1,163,851        $   839,095
   Accrued expenses                                  612,386            535,520
   Other liabilities                                 136,948            730,909
   Deferred revenue                                1,391,999            552,868
   Notes payable - current (Note 3)                  168,423             14,694
   Obligations under capital lease - current         186,542            103,119
   Income tax payable                                  2,152                  -
                                                ------------       ------------

   TOTAL CURRENT LIABILITIES                       3,662,301          2,776,205
                                                ------------       ------------

LONG-TERM LIABILITIES
   Obligations under capital lease - long term       196,113            116,702
   Notes payable - long term (Note 3)                200,000                  -
                                                ------------       ------------

   TOTAL LONG-TERM LIABILITIES                       396,113            116,702
                                                ------------       ------------

   TOTAL LIABILITIES                               4,058,414          2,892,907
                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4)
   Preferred stock, no par value - authorized
      5,000,000 shares; issued and outstanding,
      138,182 shares and 175,897 shares              345,455            439,742
   Common stock, $.01 par value - authorized
      50,000,000 shares; issued and outstanding,
      19,431,610 shares and 14,471,756 shares        415,475            365,876
   Additional paid-in capital                     22,704,222         16,132,256
   Accumulated deficit                           (12,499,720)       (10,667,337)
                                                ------------       ------------

      TOTAL SHAREHOLDERS' EQUITY                  10,965,432          6,270,537
                                                ------------       ------------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                           15,023,846          9,163,444
                                                ============       ============




See notes to unaudited condensed consolidated financial statements

                      PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                                          Three Months Ended             Nine Months Ended
                                             September 30,                 September 30,
REVENUE
                                           1997           1996           1997           1996
                                           ----           ----           ----           ----

   Investment management fees       $   3,382,199  $   2,401,602  $   9,001,181  $   7,322,124
   Other income                            72,168         81,605        304,392        370,293
                                     ------------   ------------   ------------   ------------

      Total revenue                     3,454,367      2,483,207      9,305,573      7,692,417
                                     ------------   ------------   ------------   ------------

DIRECT EXPENSES

   Investment manager and other fees    1,702,820      1,392,901      4,437,494      4,225,107
                                     ------------   ------------   ------------   ------------

GROSS PROFIT MARGIN                 $   1,751,547  $   1,090,306  $   4,868,079  $   3,467,310
                                     ------------   ------------   ------------   ------------

OPERATING EXPENSES
   Salaries and benefits                  888,843        794,905      3,027,800      2,309,941
   Clearing charges and user fees         160,453        201,175        438,107        630,555
   Advertising and promotion              245,014        195,059        661,743        525,436
   General and administrative             296,989        214,686        882,038        593,093
   Product development costs               60,597         36,036        146,279         76,916
   Occupancy costs                         97,654         66,822        247,140        209,922
   Equipment costs                        134,368         76,180        282,135        227,126
   Professional fees                       10,744        190,181        311,452        399,620
   Interest                                 9,895        115,941         26,019        232,528
   Depreciation and amortization          313,251        130,500        623,751        376,000
   Goodwill amortization                   10,498              -         10,498              -
   Severance pay                           43,500              -         43,500              -
                                     ------------   ------------   ------------   ------------

      Total operating expense           2,271,806      2,021,485      6,700,462      5,581,137

NET LOSS BEFORE
INCOME TAXES                        $    (520,259)  $   (931,179)  $ (1,832,383) $  (2,113,827)

INCOME TAXES                                    -              -              -              -
                                     ------------   ------------   ------------   ------------

NET LOSS                            $    (520,259)  $   (931,179)  $ (1,832,383) $  (2,113,827)
                                     ============   ============   ============   ============

NET LOSS PER COMMON SHARE           $       (0.04)  $      (0.18)  $      (0.13) $       (0.40)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING                         14,867,070      5,555,713     14,639,096      5,555,713
                                     ============   ============   ============   ============

See notes to unaudited condensed consolidated financial statements

                      PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                      1997               1996
                                                      ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                   $   (1,832,383)    $   (2,113,827)
   Adjustments to reconcile net loss to
      net cash used in operating activities
   Accretion of discount on notes receivable         (43,777)           (52,507)
   Depreciation and amortization                     634,249            376,000
   Changes in operating assets and liabilities
      Investment management
      fees receivable                             (1,435,055)            74,174
      Other receivables                               36,342            (51,650)
      Prepaid expenses and other assets           (1,088,487)          (201,308)
      Accounts payable                               324,756           (484,344)
      Accrued expenses                                76,866             83,209
      Other liabilities                               11,630             10,129
      Income taxes payable                             2,152                  -
      SEC settlement distribution                   (605,591)                 -
      Deferred revenues                              839,131             99,370
                                                ------------       ------------
   Net cash used in operating activities          (3,080,167)        (2,260,754)
                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture & equipment                (869,180)          (479,456)
   Cost of product development                      (797,918)                 -
   Decrease of long term note receivable              68,460            300,318
   Goodwill recognized on ADAM purchase           (5,399,157)                 -
                                                ------------       ------------
   Net cash provided by (used in)
   investing activities                           (6,997,795)          (179,138)
                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from notes payable                   353,729          2,869,227
   Increase in obligations under capital lease       162,834            (42,060)
   Net proceeds from issuance of common stock      6,527,278                  -
                                                ------------       ------------

   Net cash provided by financing activities       7,043,841          2,827,167
                                                ------------       ------------

NET INCREASE (DECREASE) IN CASH                   (3,034,121)           387,275

CASH, at beginning of period                       6,499,390            313,885
                                                ------------       ------------
CASH, at end of period                         $   3,465,269        $   701,160
                                                ============       ============




See notes to unaudited condensed consolidated financial statements

                                  PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997


                                                                         Pro Forma       PMCI/ADAM
                                         PMCI              ADAM         Adjustments       Combined
REVENUE
  Investment management fees         $3,169,117        $2,795,019     $       -          $5,964,136
  Other income                           68,787            36,161             -             104,948
                                      ---------         ---------      --------           ---------
        Total revenue                 3,237,904         2,831,180             -           6,069,084
                                      ---------         ---------      --------           ---------

DIRECT EXPENSES

  Investment manager and other fees   1,552,986         1,966,063             -           3,519,049
                                      ---------         ---------      --------           ---------

GROSS PROFIT MARGIN                  $1,684,918        $  865,117     $       -          $2,550,035
                                      ---------         ---------      --------           ---------

OPERATING EXPENSES
  Salaries and benefits                 845,212           623,503             -           1,468,715
  Clearing charges and user fees        160,453                 -             -             160,453
  Advertising and promotion             238,546           124,896             -             363,442
  General and administrative            291,814            37,382             -             329,196
  Product development costs              60,597                 -             -              60,597
  Occupancy and equipment costs         219,072           160,766             -             379,838
  Professional fees                       7,435            59,725             -              67,160
  Interest                                9,405             6,300             -              15,705
  Depreciation and amortization         311,908            17,613             -             329,521
  Goodwill amortization - Optima              -            13,525       (13,525)                  -
  Goodwill amortization - ADAM                -                 -       134,146 (1)         134,146
  Severance pay                          43,500                 -             -              43,500
                                      ---------         ---------      --------           ---------
      Total operating expense         2,187,942         1,043,710       120,621           3,352,273

NET LOSS BEFORE INCOME TAXES         $ (503,024)       $ (178,593)    $(120,621)         $ (802,238)
                                      =========         =========      ========           =========

NET LOSS PER COMMON SHARE                $(0.04)       $  (231.04)                           $(0.04)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          14,548,614               773                        19,431,610
                                      ---------         ---------                         ---------
---------

(1) The adjustment of $134,146 reflects three months of amortization cost of the ADAM goodwill ($5,365,825 amortized over 120 months).

                                  PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                                                         Pro Forma        PMCI/ADAM
                                         PMCI              ADAM         Adjustments      Combined
REVENUE
  Investment management fees         $2,401,602        $3,872,240     $       -          $6,273,842
  Other income                           81,605            47,938             -             129,543
                                      ---------         ---------      --------           ---------

      Total revenue                   2,483,207         3,920,178             -           6,403,385
                                      ---------         ---------      --------           ---------

DIRECT EXPENSES

  Investment manager and other fees   1,392,901         2,849,746             -           4,242,647
                                      ---------         ---------      --------           ---------

GROSS PROFIT MARGIN                  $1,090,306        $1,070,432     $       -          $2,160,738
                                      ---------         ---------      --------           ---------

OPERATING EXPENSES
  Salaries and benefits                 794,905           618,596             -           1,413,501
  Clearing charges and user fees        201,175                 -             -             201,175
  Advertising and promotion             195,059            56,447             -             251,506
  General and administrative            214,686            93,388             -             308,074
  Product development costs              36,036                 -             -              36,036
  Occupancy and equipment costs         143,002           132,774             -             275,776
  Professional fees                     190,181           103,549             -             293,730
  Interest                              115,941            13,068             -             129,009
  Depreciation and amortization         130,500            20,400             -             150,900
  Goodwill amortization - Optima              -            13,467       (13,467)                  -
  Goodwill amortization - ADAM                -                 -       123,782 (1)         123,782
  Severance pay                               -                 -             -                   -
                                      ---------         ---------      --------           ---------
      Total operating expense         2,021,485         1,051,689       110,315           3,183,489

NET LOSS BEFORE INCOME TAXES         $ (931,179)       $   18,743     $(110,315)       $ (1,022,751)
                                      =========         =========      ========           =========

NET LOSS PER COMMON SHARE                $(0.18)       $    24.25                            $(0.10)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           5,555,713               773                        10,438,709
                                      ---------         ---------                         ---------
-------

(1) The adjustment of $123,782 reflects three months of amortization cost of the ADAM goodwill ($4,591,275 amortized over 120 months).

                              Page 8 of 18

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES


     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On September 24, 1997, PMC International, Inc. ("PMCI" or the "Company") completed its acquisition (the "Acquisition") of ADAM Investment Services, Inc. ("ADAM"), a Delaware corporation, and its wholly owned subsidiary, Optima Funds, Inc., ("Optima") a Georgia corporation, pursuant to a Stock Purchase Agreement dated July 25, 1997 ("the Agreement") among the Company, ADAM and ADAM's shareholders. PMCI acquired all of the issued and outstanding shares of common stock of ADAM from its shareholders in consideration for payment of $5 million at closing and two earn-out payments on the first and second anniversary dates of the closing. The first earn-out payment will equal 1.0% of ADAM's standard fee assets under management in excess of $500 million, determined on the one-year anniversary of the closing of the Acquisition, not to exceed $2.0 million, plus interest thereon at a rate of 8.75%. The second earn-out payment will equal 1.0% of ADAM's standard fee assets under management in excess of $700 million, determined on the two-year anniversary of the closing of the Acquisition, not to exceed $2.0 million. The Acquisition was accounted for using the purchase method of accounting. The excess of the cost of the Acquisition over the fair value of the assets acquired and liabilities  assumed  was  recorded as  goodwill.  The  Acquisition  was funded from the proceeds of a private placement of PMCI common stock which also closed on September 24, 1997. The Company raised approximately $6.6 million by selling 4,882,996 shares of PMCI common stock at $1.50 per share.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the historical accounts of Portfolio Management Consultants, Inc. for all periods, the accounts of PMCI since September 30, 1993, the accounts of Portfolio Brokerage Services, Inc., and Portfolio Technology Services, Inc. since inception, and ADAM since September 24, 1997. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals and elimination of intercompany accounts and transactions) considered necessary for a fair presentation have been included. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1996, as amended.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

Product Development

Product development costs consist of salary and benefits, outside services and other direct costs relating to customization of products for institutional client relationships. These costs are capitalized and amortized straight line over the terms of the related contracts. During the three months ended September 30, 1997, $594,000 of product development costs were capitalized. These costs are being amortized over periods ranging from 36 to 60 months.

NOTE 2 -   LONG TERM NOTE RECEIVABLE

In January 1997, KP3, LLC ("KP3") a limited liability company owned and controlled by the Company's president and chief executive officer, borrowed $1,750,000 from a bank with a due date of December 31, 1997. The purpose of the loan was to finance payment of the deferred portion of the purchase price of 1,643,845 shares of the Company's common stock owned by KP3 that were purchased from a former officer of the Company at the time of his departure. In connection with this borrowing, the Company agreed to collateralize the loan on behalf of KP3. Accordingly, $1,890,000 of cash included in cash and cash equivalents (representing the initial principal balance plus interest) became restricted for this purpose. During 1997, the Company has loaned KP3 approximately $96,000 specifically designated to pay the interest on the bank loan. KP3 has agreed to reimburse the Company for all amounts paid by the Company toward the loan or for collateral applied to the loan, including interest at an annual rate of 9% and has granted the Company a security interest in its 1,643,845 shares of the Company's common stock. Such loan was restructured through a different bank on October 1, 1997. In connection therewith, the collateral pledge by the Company in connection with the loan was reduced to $1,400,000 and the Company released 350,000 shares of the common stock in the Company which it held as collateral. The new loan is due December 31, 1998.

During January 1997, the Company authorized collateralized financing of 154,690 shares of the Company's common stock which had been purchased and owned by a number of PMC employees as part of a private sale of stock by a shareholder of the Company in 1993. This purchase was originally financed through a bank loan which came due on December 31, 1996. The balloon amount due at the expiration of the loan was $142,093. The Company is receiving monthly installments in the amount of $3,435 collected through payroll deductions. These notes will mature on December 31, 1999, with balloon payments of $38,826 due from employees.

NOTE 3 - NOTES PAYABLE

Note payable to a former stockholder of ADAM consists of $360,000 of which $160,000 is current and $200,000 is long term. The note requires annual principal and interest payments and bears interest at the rate of 5% per annum and matures February 9, 1999.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 4  - SHAREHOLDERS' EQUITY

Common Stock/Preferred Stock

On September 24, 1997,  the Company  raised  approximately  $6.6 million
(net  of  approximately   $700,000  in  offering  expenses)  by  selling
4,882,996 shares of PMCI common stock at $1.50 per share.

During January 1997, certain shareholders voluntarily exchanged 37,715 shares of the Company's Series A Preferred Stock and all accumulated dividends thereon for 51,858 shares of common stock. At September 30, 1997, there were 138,182 shares of preferred stock outstanding and cumulative dividends in arrears thereon of $275,964.

Options

On February 26, 1997, the Board of Directors granted options to purchase a total of 70,000 shares of the Company's common stock to employees at an exercise price of $2.50 per share and which expire in six years. The options vest 20% on the first anniversary of each employees date of hire with the balance vesting in equal successive quarterly installments over the following four years, provided, however, each employee must be employed by the Company at the time any vesting would occur. The Board of Directors also granted options to purchase 50,000 shares of common stock to Mr. Emmett Daly in connection with his appointment as a director of the Company on February 27, 1997. The options vest at the rate of 20% at each such time as the average of the bid and asked price of the common stock equals $2.50, $3.50, $4.50, $5.50 and $6.50 respectively, for 20 consecutive trading days. Mr. Daly's options are exercisable at $2.50 per share and expire in five years.

The Board of Directors granted options to purchase 50,000 shares of common stock to Mr. Richard C. Hyde in connection with his appointment as a director of the Company on July 9, 1997. The options vest at the rate of 20% at each such time as the average of the bid and asked price of the common stock equals $1.968, $2.968, $3.968, $4.968, and $5.968, respectively, for 20 consecutive trading days. Mr. Hyde's options are exercisable at $1.968 per share and expire in five years.

The Board granted options to purchase 250,000 shares of common stock to Mr. Scott MacKillop and a total of 165,000 shares of common stock to a total of 6 other employees of ADAM in connection with the Acquisition. The options vest as follows: 20% of each employee's options vest on the first anniversary of the Company's Acquisition of ADAM and the balance in equal successive quarterly installments over the following four year period, provided, however, that the employee must be employed or engaged by PMCI or one of its affiliates as either an employee or consultant on the date any vesting would occur. The exercise price of options are $1.625 per common share and the options expire six years from the date of grant unless employment or engagement is terminated prior to that time, in which case the options shall expire 90 days after termination.

The Board also granted options to purchase 50,000 shares of common stock to Mr. Scott MacKillop in connection with his appointment as a director of the Company on October 27, 1997. The options vest at the rate of 20% at each such time as the average of the bid and asked price of the common stock equals $1.625, $2.625, $3.625, $4.625, $5.625, respectively, for 20 consecutive trading days. Mr. MacKillop's options are exercisable at $1.625 per share and expire in five years.

In May 1997, a total of 25,000 stock options were exercised to purchase 25,000 shares of common stock at the exercise price of $1.00 per share on 20,000 options and $1.375 per share on 5,000 options.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

General

PMC International, Inc., together with its subsidiaries ("PMCI" or the "Company") develops, markets, and manages sophisticated investment management  products  and  services.  Not a money  manager  itself,  the
Company's products and services facilitate the selection and/or monitoring of unaffiliated money managers or mutual funds for customers of the Company's distribution channels depending upon the size, sophistication and requirements of the investor. The Company's products and services address investment suitability and diversification, asset allocation recommendations, portfolio modeling and rebalancing, comprehensive accounting and portfolio performance reporting. The Company's revenues are realized primarily from fees charged to clients based on a percentage of managed assets and to a lesser extent on consulting fees for certain advisory services and licensing fees from its software products. At the present time, the principal factors affecting the Company's revenues are whether the Company adds or loses customers for its investment management services, the performance of equity and fixed income markets, and the type and size of accounts managed by the Company and related differences in fees charged.

The following discussion relates to the Company's financial statements included in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997. This report should be read in conjunction with the Company's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1996 (the "10-KSB"), and the Form 8-K dated October 8, 1997 (the "8-K"), as filed with the Securities and Exchange Commission (the "Commission"). Statements which are not historical facts contained in this Form 10-QSB are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially include the addition or loss of a substantial customer for the Company's investment management and consulting services, general economic (specifically market) conditions, and other factors detailed in Forms 10-KSB, as amended, and 8-K.

ADAM Acquisition
On September 24, 1997, the Company acquired ADAM Investment Services, Inc. ("ADAM") and its wholly owned subsidiary Optima Funds, Inc. (See
Note 2 to the Financial Statements, above.) ADAM is a registered investment adviser with approximately $1.2 billion in assets under advisement. As the transaction was completed just six days prior to the end of the third quarter, the impact of the acquisition on the Company's statements of income is nominal, but is fully reflected in the September 30, 1997 balance sheet. Beginning with the fourth quarter, ADAM's operations will be fully reflected in the Company's financial statements.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended September 30, 1997, Compared to Three Months Ended September 30, 1996 and
Nine Months Ended September 30, 1997, Compared to Nine Months Ended September 30, 1996

      Revenues were $3,454,000 for the quarter ended September 30, 1997, compared to $2,483,000 for the corresponding quarter in 1996, an increase of 39%. Revenues were $9,306,000 for the nine months ended September 30, 1997, compared to $7,692,000 for the corresponding nine months in 1996, an increase of 21%. The increase was attributable primarily to investment management fees generated from new institutional client relations. In addition, asset based fees increased in direct proportion to increases in the stock market. Revenues related to these new relationships are based upon a percentage of assets under management using the Company's products and services.
Much of the new business is from distribution channels that pay the Company only its net portion of the fees, and does not include the fees for third parties (i.e., portfolio managers, solicitors, brokerage or custody). Historically, fees paid to the Company through its primary distribution channels included fees payable for these other services. When the Company acts in the capacity of vendor, consultant or sub-advisor to another entity that is either a registered investment advisor or exempt under the law, the Company is likely to be paid only its portion of the total client fee. When the Company acts in the capacity of investment advisor, it is more likely to collect the gross fee paid by the client and then pay investment manager and other third party fees.

      Direct Expenses Investment manager and other third party fees were $1,703,000 for the quarter ended September 30, 1997, compared to $1,393,000 for the corresponding quarter in 1996, an increase of 22%. Investment manager and other third party fees were $4,437,000 for the nine months ended September 30, 1997, compared to $4,225,000 for the corresponding nine months in 1996, an increase of 5%. Direct expenses increased as a result of new business and the need to allocate additional resources to service such new business. However, as discussed above, direct expenses did not increase in proportion to revenues as certain of these revenues are recognized on a net basis to the Company. In addition, asset based direct expenses increased in direct proportion to increases in the stock market.

      Gross Profit Margin was $1,752,000 for the quarter ended September 30, 1997, compared to $1,090,000 for the corresponding quarter in 1996, an increase of 61%. Gross Profit Margin was $4,868,000 for the nine months ended September 30, 1997, compared to $3,467,000 for the corresponding quarter in 1996, an increase of 40%. These increases are explained above under Revenues and Direct Expenses.

      Operating Expenses were $2,272,000 for the quarter ended September 30, 1997, compared to $2,021,000 for the corresponding quarter in 1996, an increase of 12%. Operating expenses were $6,700,000 for the nine months ended September 30, 1997, compared to $5,581,000 for the corresponding nine months in 1996, an increase of 20%. These increases were due primarily to an increase in salaries and benefits which increased 31% for the nine month period, and general and administrative costs which increased 49% for the nine month period. Personnel and the related operating costs increased to support the expansion of the Company's products and services, the development of internal systems and the servicing of several new distribution channels and customers.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

The total number of Company employees at September 30, 1997 was 84 including employees transferred from ADAM, as compared to 50 at September 30, 1996. Clearing charges and user fees decreased by 30% for the nine month period as a result of the implementation of a new in-house trading system and termination of outside service bureau. Advertising and promotion increased by 26% for the nine month period as a result of development and support of new distribution channels. Product development costs increased by 90% for the nine month period as a result of implementation on a new portfolio accounting system and maintenance of proprietary software. Interest costs for the nine month period decreased by 89% as a result of the repayment of a note payable. Depreciation and amortization increased by 66% for the nine month period as a result of a general increase in the level of fixed assets. The Company believes continued expansion of its operations is essential. As a consequence, the Company intends to continue to increase operating expenditures.

      Income Taxes Based on current estimates of operating results, the Company expects its effective tax rate to be -0- for 1997.

      Net Loss The Company recorded a net loss of $520,000 for the quarter ended September 30, 1997 as compared to $931,000 for the same period in 1996, a decrease of 44%. The net loss was $1,832,000 for the nine months ended September 30, 1997, compared to $2,114,000 for the corresponding nine months in 1996, a decrease of 13%. The Company recorded a net loss of $520,000 for the quarter ended September 30, 1997 as compared to $734,000 for the quarter ended June 30, 1997, a decrease of 29%. For the quarter ended September 30, 1997, the net loss before interest, taxes, depreciation and amortization was $197,000 as compared to $685,000 for the corresponding quarter in 1996, an improvement of 71%.

The improvement in earnings was the result of revenues growing at a faster pace than direct and operating expenses. Also, certain product development costs amounting to $594,000 were capitalized during the quarter ended September 30, 1997. (See Note 1.) The decisions by management to capitalize certain costs directly impact the earnings of the Company. However, revenues from new business continue to be less than operating expenses resulting in a net loss in the current period ended September 30, 1997.

Liquidity and Capital Resources

At  September  30,  1997,  the  Company  had  cash  of   $3,465,000,   a
substantial portion of which was held in short-term interest bearing accounts, including restricted cash of $1,890,000. (See Note 2.)

For the nine month period ended September 30, 1997:

Cash  used  in  operating  activities  was  $3,080,000.   This  was  due
primarily to a net operating losses sustained. Also, as a result of the ADAM acquisition, accounts receivable, prepaid expenses, accounts payable, accrued expenses and deferred income increased. In addition, accounts receivable and deferred revenues increased as a result of new business.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

Cash used in investing activities was $6,997,000. Cash used in investing activities was the result of goodwill generated from the ADAM acquisition and capital expenditures incurred as a result of business expansion.

Cash provided by financing activities of $7,044,000 was primarily related to the private placement of common stock.

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

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

PART II.   OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

In early June 1997, the Company received a letter from an attorney representing a former employee which threatened litigation relating to a dispute over such former employee's remuneration by the Company unless the Company agreed to settle with him by a specified date. The former employee alleged damages totaling $645,000. The Company has responded to the letter and stated its position that no amounts are owed. Subsequently, the Company was advised by the former employee's attorney that the matter would be submitted to the NASD for arbitration. The Company has not been served or otherwise been made subject to litigation in connection with the matter. The Company believes that the claims described in the letter are without basis and intends to defend the matter vigorously if any proceeding is commenced.

ITEM 2   CHANGES IN SECURITIES

On September 24, 1997, the Company sold 4,882,996 shares of PMCI common stock at $1.50 per share. Keefe, Bruyette & Woods, Inc. acted as the placement agent and received a fee of $564,000.

In January 1997, certain holders of the Company's Series A Preferred Stock voluntarily exchanged a total of 37,715 preferred shares and all accumulated dividends thereon for a total of 51,858 shares of restricted common stock. The shareholders received registration rights in connection with the restricted common stock received. In connection with the transactions, the Company claimed an exemption from the registration requirements of the Securities Act under Section 3(a)(9) of the Securities Act.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

Holders of Preferred Stock are entitled to receive dividends at a rate of $0.325 per share per annum (equal to 13% of the purchase price per share attributable to the Preferred Stock). Dividends are payable semi-annually on January 15 and July 15 in each year commencing July 15, 1991. Preferred dividends became payable on January 15, 1997 and July 15, 1997, which was not declared or paid. As of September 30, 1997, cumulative dividends in arrears were $275,964.

ITEM 4   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5   OTHER INFORMATION

          Not applicable.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

A.    Number                     Exhibit                 Page Number

     10.1 Stock Purchase Agreement among PMC
          International, Inc., Michael T.
          Wilkinson, Scott A. MacKillop, Gary A
          Miller, Michael J. Flinn, Jared Shope,
          Graham Guy, John W. Burgin, and ADAM
          Investment Services, Inc., dated as of
          July 25, 1997    (1)

     10.2 Non-Compete Agreement between ADAM
          Investment Services, Inc., and Michael
          T. Wilkinson    (1)

     10.3 Employment Agreement between ADAM
          Investment Services, Inc., and Scott A.
          MacKillop    (1)

     27   Financial Data Schedule                            19

-------
(1) Incorporated by reference from the Company's Current Report on Form 8-K (Commission File No. 0-14937), filed October 8, 1997.

B. Form 8-K was filed by the Company on October 8, 1997, disclosing the Acquisition of ADAM Investment Services, Inc. and its wholly owned subsidiary, Optima Funds, Inc. pursuant to a stock purchase agreement.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PMC INTERNATIONAL, INC.
                                REGISTRANT



Date: November 14, 1997             /S/      Kenneth S. Phillips
                                Kenneth S. Phillips
                                President, Chief Executive Officer



Date:  November 14, 1997            /S/      Vali Nasr
                                Vali Nasr
                                Chief Financial Officer