Form 10QSB/A
period 1997-09-30
PMC INTERNATIONAL INC
filed 1997-12-12
CIK 765815

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

PMC International, Inc. (the "Company or the "Registrant") hereby amends its Quarterly Report on Form 10-QSB, for the quarterly period ended September 30, 1997, by deleting it responses to Part I, Item 1 and
Part I, Item 2, contained in its original filing and replacing such sections with the following:

                 PMC INTERNATIONAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS (Note 1)

                      PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                  (Unaudited)
                                                 September 30,      December 31,
                                                      1997              1996
                                                      ----              ----

 CASH AND CASH EQUIVALENTS (Note 2)            $   3,465,269      $   6,499,390
 RECEIVABLES
    Investment management fees, net                1,330,769            145,714
      of allowance of $250,000 (Note 1)
   Other receivables                                 124,141            160,483

FURNITURE AND EQUIPMENT, at cost,
   net of accumulated depreciation of
   $1,600,779 and $689,227 (Note 1)                1,389,662            936,234

PRODUCT DEVELOPMENT, at cost,
   net of accumulated amortization of
   $411,524 and $203,526 (Note 1)                  1,101,042            511,123

GOODWILL, net of amortization of $10,498           5,400,076                  -
   (Note 1)

PREPAID EXPENSES AND OTHER ASSETS                  1,428,493            340,006

LONG TERM NOTE RECEIVABLE (Note 2)                   545,811            570,494
                                                ------------       ------------
   TOTAL ASSETS                                   14,785,263          9,163,444
                                                ============       ============




See notes to unaudited condensed consolidated financial statements
                              Page 3 of 17

                       PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  (Unaudited)
                                                 September 30,      December 31,
                                                      1997              1996
                                                      ----              ----
LIABILITIES
   Accounts payable                            $   1,197,151        $   839,095
   Accrued expenses                                  612,386            535,520
   Other liabilities                                 136,948            730,909
   Deferred revenue                                1,391,999            552,868
   Notes payable - (Note 3)                          368,423             14,694
   Obligations under capital lease                   382,655            103,119
   Income tax payable                                  2,152                  -
                                                ------------       ------------

   TOTAL LIABILITIES                               4,091,714          2,892,907
                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4)
   Preferred stock, no par value - authorized
      5,000,000 shares; issued and outstanding,
      138,182 shares and 175,897 shares              345,455            439,742
   Common stock, $.01 par value - authorized
      50,000,000 shares; issued and outstanding,
      19,431,610 shares and 14,471,756 shares        415,475            365,876
   Additional paid-in capital                     22,682,339         16,132,256
   Accumulated deficit                           (12,749,720)       (10,667,337)
                                                ------------       ------------

      TOTAL SHAREHOLDERS' EQUITY                  10,693,549          6,270,537
                                                ------------       ------------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                           14,785,263          9,163,444
                                                ============       ============




See notes to unaudited condensed consolidated financial statements

                      PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                                          Three Months Ended             Nine Months Ended
                                             September 30,                 September 30,
REVENUE
                                           1997           1996           1997           1996
                                           ----           ----           ----           ----

   Investment management fees       $   3,382,199  $   2,401,602  $   9,001,181  $   7,322,124
   Other income                            72,168         81,605        304,392        370,293
                                     ------------   ------------   ------------   ------------

      Total revenue                     3,454,367      2,483,207      9,305,573      7,692,417
                                     ------------   ------------   ------------   ------------

EXPENSES

   Investment manager and other fees    1,702,820      1,392,901      4,437,494      4,225,107
                                     ------------   ------------   ------------   ------------

NET                                 $   1,751,547  $   1,090,306  $   4,868,079  $   3,467,310
                                     ------------   ------------   ------------   ------------

OPERATING EXPENSES
   Salaries and benefits                  888,843        794,905      3,027,800      2,309,941
   Clearing charges and user fees         160,453        201,175        438,107        630,555
   Advertising and promotion              245,014        195,059        661,743        525,436
   General and administrative             296,989        214,686        882,038        593,093
   Product development costs               60,597         36,036        146,279         76,916
   Occupancy costs                         97,654         66,822        247,140        209,922
   Equipment costs                        134,368         76,180        282,135        227,126
   Professional fees                       10,744        190,181        311,452        399,620
   Provision for bad debts                250,000              -        250,000              -
   Interest                                 9,895        115,941         26,019        232,528
   Depreciation and amortization          313,251        130,500        623,751        376,000
   Goodwill amortization                   10,498              -         10,498              -
   Severance pay                           43,500              -         43,500              -
                                     ------------   ------------   ------------   ------------

      Total operating expense           2,521,806      2,021,485      6,950,462      5,581,137

NET LOSS BEFORE
INCOME TAXES                        $    (770,259)  $   (931,179)  $ (2,082,383) $  (2,113,827)

INCOME TAXES                                    -              -              -              -
                                     ------------   ------------   ------------   ------------

NET LOSS                            $    (770,259)  $   (931,179)  $ (2,082,383) $  (2,113,827)
                                     ============   ============   ============   ============

NET LOSS PER COMMON SHARE           $       (0.05)  $      (0.18)  $      (0.15) $       (0.40)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING                         14,867,070      5,555,713     14,639,096      5,555,713
                                     ============   ============   ============   ============

See notes to unaudited condensed consolidated financial statements

                      PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                      1997               1996
                                                      ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                   $   (2,082,383)    $   (2,113,827)
   Adjustments to reconcile net loss to
      net cash used in operating activities
   Accretion of discount on notes receivable         (43,777)           (52,507)
   Depreciation and amortization                     634,249            376,000
   Changes in operating assets and liabilities
      Investment management
        fees receivable                           (1,185,055)            74,174
      Other receivables                               36,342            (51,650)
      Prepaid expenses and other assets           (1,088,487)          (201,308)
      Accounts payable                               358,056           (484,344)
      Accrued expenses                                76,866             83,209
      Other liabilities                               11,630             10,129
      Income taxes payable                             2,152                  -
      SEC settlement distribution                   (605,591)                 -
      Deferred revenues                              839,131             99,370
                                                ------------       ------------
   Net cash used in operating activities          (3,046,867)        (2,260,754)
                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture & equipment                (869,180)          (479,456)
   Cost of product development                      (797,918)                 -
   Decrease of long term note receivable              68,460            300,318
   Goodwill recognized on ADAM purchase           (5,410,574)                 -
                                                ------------       ------------
   Net cash provided by (used in)
   investing activities                           (7,009,212)          (179,138)
                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from notes payable                   353,729          2,869,227
   Increase in obligations under capital lease       162,834            (42,060)
   Net proceeds from issuance of common stock      6,505,395                  -
                                                ------------       ------------

   Net cash provided by financing activities       7,021,958          2,827,167
                                                ------------       ------------

NET INCREASE (DECREASE) IN CASH                   (3,034,121)           387,275

CASH, at beginning of period                       6,499,390            313,885
                                                ------------       ------------
CASH, at end of period                         $   3,465,269        $   701,160
                                                ============       ============




See notes to unaudited condensed consolidated financial statements

                                  PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997


                                                                         Pro Forma       PMCI/ADAM
                                         PMCI              ADAM         Adjustments       Combined
REVENUE
  Investment management fees         $3,169,117        $2,795,019     $       -          $5,964,136
  Other income                           68,787            36,161             -             104,948
                                      ---------         ---------      --------           ---------
        Total revenue                 3,237,904         2,831,180             -           6,069,084
                                      ---------         ---------      --------           ---------

DIRECT EXPENSES

  Investment manager and other fees   1,552,986         1,966,063             -           3,519,049
                                      ---------         ---------      --------           ---------

GROSS PROFIT MARGIN                  $1,684,918        $  865,117     $       -          $2,550,035
                                      ---------         ---------      --------           ---------

OPERATING EXPENSES
  Salaries and benefits                 845,212           623,503             -           1,468,715
  Clearing charges and user fees        160,453                 -             -             160,453
  Advertising and promotion             238,546           124,896             -             363,442
  General and administrative            291,814            37,382             -             329,196
  Product development costs              60,597                 -             -              60,597
  Occupancy and equipment costs         219,072           160,766             -             379,838
  Professional fees                       7,435            59,725             -              67,160
  Provision for bad debts               250,000                 -             -             250,000
  Interest                                9,405             6,300             -              15,705
  Depreciation and amortization         311,908            17,613             -             329,521
  Goodwill amortization - Optima              -            13,525       (13,525)                  -
  Goodwill amortization - ADAM                -                 -       134,146 (1)         134,146
  Severance pay                          43,500                 -             -              43,500
                                      ---------         ---------      --------           ---------
      Total operating expense         2,437,942         1,043,710       120,621           3,602,273

NET LOSS BEFORE INCOME TAXES         $ (753,024)       $ (178,593)    $(120,621)       $ (1,052,238)
                                      =========         =========      ========           =========

NET LOSS PER COMMON SHARE                $(0.05)       $  (231.04)                           $(0.06)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          14,548,614               773                        19,431,610
                                      ---------         ---------                         ---------
---------

(1) The adjustment of $134,146 reflects three months of amortization cost of the ADAM goodwill ($5,365,825 amortized over 120 months).

                                  PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                                                         Pro Forma        PMCI/ADAM
                                         PMCI              ADAM         Adjustments      Combined
REVENUE
  Investment management fees         $2,401,602        $3,872,240     $       -          $6,273,842
  Other income                           81,605            47,938             -             129,543
                                      ---------         ---------      --------           ---------

      Total revenue                   2,483,207         3,920,178             -           6,403,385
                                      ---------         ---------      --------           ---------

DIRECT EXPENSES

  Investment manager and other fees   1,392,901         2,849,746             -           4,242,647
                                      ---------         ---------      --------           ---------

GROSS PROFIT MARGIN                  $1,090,306        $1,070,432     $       -          $2,160,738
                                      ---------         ---------      --------           ---------

OPERATING EXPENSES
  Salaries and benefits                 794,905           618,596             -           1,413,501
  Clearing charges and user fees        201,175                 -             -             201,175
  Advertising and promotion             195,059            56,447             -             251,506
  General and administrative            214,686            93,388             -             308,074
  Product development costs              36,036                 -             -              36,036
  Occupancy and equipment costs         143,002           132,774             -             275,776
  Professional fees                     190,181           103,549             -             293,730
  Provision for bad debts                     -                 -             -                   -
  Interest                              115,941            13,068             -             129,009
  Depreciation and amortization         130,500            20,400             -             150,900
  Goodwill amortization - Optima              -            13,467       (13,467)                  -
  Goodwill amortization - ADAM                -                 -       123,782 (1)         123,782
  Severance pay                               -                 -             -                   -
                                      ---------         ---------      --------           ---------
      Total operating expense         2,021,485         1,051,689       110,315           3,183,489

NET LOSS BEFORE INCOME TAXES         $ (931,179)       $   18,743     $(110,315)       $ (1,022,751)
                                      =========         =========      ========           =========

NET LOSS PER COMMON SHARE                $(0.18)       $    24.25                            $(0.10)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           5,555,713               773                        10,438,709
                                      ---------         ---------                         ---------
-------

(1) The adjustment of $123,782 reflects three months of amortization cost of the ADAM goodwill ($4,591,275 amortized over 120 months).

                              Page 8 of 17

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES


     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
 PMC INTERNATIONAL, INC. AND SUBSIDIARIES


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

Allowance for Losses on Uncollectible Accounts Receivable

General allowances for losses are provided based on past experience. Management's evaluation considers various factors including, but not limited to, the ability to collect all amounts due according to contract terms. Specific allowances for losses are established when a significant and permanent contingency exists or is likely to occur.


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

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

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

The Board of Directors granted options to purchase 250,000 shares of common stock to Mr. Scott MacKillop and a total of 165,000 shares of common stock to a total of 6 other employees of ADAM in connection with the Acquisition. The options vest as follows: 20% of each employee's options vest on the first anniversary of the Company's Acquisition of ADAM and the balance in equal successive quarterly installments over the following four year period, provided, however, that the employee must me employed or engaged by PMCI or one of its affiliates a s either an employee or consultant on the date any vesting would occur. The exercise price of options are $1.625 per common share and the options expire six years from the date of grant unless employment or engagement is terminated prior to that time, which case the options shall expire 90 days after termination.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

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

      Net Revenue  after Investment Manager and Other Fees was  $1,752,000 for the quarter  ended  September  30,  1997,  compared  to  $1,090,000 for the corresponding quarter in 1996, an increase of 61%. Net Revenue was $4,868,000 for the nine months ended September 30, 1997, compared to $3,467,000 for the corresponding quarter in 1996, an increase of 40%.
These   increases  are  explained   above  under   Revenues  and  Direct
Expenses.

      Operating Expenses were $2,522,000 for the quarter ended September 30, 1997, compared to $2,021,000 for the corresponding quarter in 1996, an increase of 25%. Operating expenses were $6,950,000 for the nine months ended September 30, 1997, compared to $5,581,000 for the corresponding nine months in 1996, an increase of 25%. These increases were due primarily to an increase in salaries and benefits which increased 31% for the nine month period, and general and administrative costs which increased 49% for the nine month period. Personnel and the related operating costs increased to support the expansion of the Company's products and services, the development of internal systems and the servicing of several new distribution channels and customers.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

Also, the Company established a reserve of $250,000 for potential losses resulting from uncollectible accounts receivable. Management of the Company determined that a reserve should be established in the third quarter on revenue recognized from new business relationships entered into during 1997.

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

      Net Loss The Company recorded a net loss of $770,000 for the quarter ended September 30, 1997 as compared to $931,000 for the same period in 1996, a decrease of 17%. The net loss was $2,082,000 for the nine months ended September 30, 1997, compared to $2,114,000 for the corresponding nine months in 1996, a decrease of 2%. The Company recorded a net loss of $770,000 for the quarter ended September 30, 1997 as compared to $734,000 for the quarter ended June 30, 1997, an increase of 5%. For the quarter ended September 30, 1997, the net loss before interest, taxes, provision for bad debt, depreciation and amortization was $187,000 as compared to $685,000 for the corresponding quarter in 1996, an improvement of 73%.

The improvement in earnings was the result of revenues growing at a faster pace than direct and operating expenses. Also, certain product development costs amounting to $594,000 were capitalized during the quarter ended September 30, 1997. (See Note 1.) The decisions by management to capitalize certain costs directly impact the earnings of the Company.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES


Liquidity and Capital Resources

At  September  30,  1997,  the  Company  had  cash  of   $3,465,000,   a
substantial portion of which was held in short-term interest bearing accounts, including restricted cash of $1,890,000. (See Note 2.)

For the nine month period ended September 30, 1997:

Cash  used  in  operating  activities  was  $3,047,000.   This  was  due
primarily to a net operating losses sustained. Also, as a result of the ADAM acquisition, accounts receivable, prepaid expenses, accounts payable, accrued expenses and deferred income increased. In addition, accounts receivable and deferred revenues increased as a result of new business.

Cash used in investing activities was $7,009,000. Cash used in investing activities was the result of goodwill generated from the ADAM acquisition and capital expenditures incurred as a result of business expansion.

Cash provided by financing activities of $7,022,000 was primarily related to the private placement of common stock.

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

                                PMC INTERNATIONAL, INC.
                                REGISTRANT



Date:  December 12, 1997             /S/      Kenneth S. Phillips
                                Kenneth S. Phillips
                                President, Chief Executive Officer



Date:  December 12, 1997            /S/      Vali Nasr
                                Vali Nasr
                                Chief Financial Officer