Form 10KSB
period 1997-12-31
PMC INTERNATIONAL INC
filed 1998-03-31
CIK 765815

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-KSB
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1997
[  ]  Transition  Report under Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 for the Transition Period from       to

Commission File No. 0-14937

                           PMC INTERNATIONAL, INC.
------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

                COLORADO                              84-0627374
       (State of Incorporation)          (IRS Employer Identification No.)

      555 17th Street, 14th Floor,                      80202
          Denver, Colorado
   (Address of Principal Executive                  (Zip Code)
               Offices)

Issuer's telephone number:                (303) 292-1177
Securities registered under Section 12(b) of the Act:    None
Securities registered under Section 12(g) of the Act:

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

The Issuer's revenues for the most recent fiscal year were $14,862,714.

The  aggregate  market  value  of the  common  equity  held by  non-affiliates
(4,107,846 shares) based upon the average bid and asked prices of the Registrant's Common Stock on March 17, 1998, as quoted in the National Quotation Bureau was $18,998,788.

As of March 17, 1998, the Registrant had 4,857,903 shares of common stock issued and outstanding.
                  Documents Incorporated by Reference: NONE
           Transitional Small Business Disclosure Format: Yes No X

                              Page 1 of 35 Pages
                       Exhibit Index Begins on Page 34

-------------------------------------------------------------------
                            FORM 10-KSB
-------------------------------------------------------------------
                   YEAR ENDED DECEMBER 31, 1997

                         Table of Contents


                                                               Page
PART I
ITEM 1.  DESCRIPTION  OF  BUSINESS................................3

ITEM 2.  DESCRIPTION  OF  PROPERTIES.............................16

ITEM 3.  LEGAL  PROCEEDINGS......................................16

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
           HOLDERS...............................................17

PART II
ITEM 5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
           MATTERS...............................................18

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION  AND  RESULTS  OF  OPERATIONS...............19

ITEM 7.  FINANCIAL  STATEMENTS...................................23

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
           ACCOUNTING  AND  FINANCIAL  DISCLOSURE................23

PART III
ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
           CONTROL  PERSONS; COMPLIANCE WITH SECTION 16(a) OF
           THE  EXCHANGE  ACT....................................23

ITEM 10. EXECUTIVE  COMPENSATION.................................26

ITEM 11. SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
           OWNERS  AND  MANAGEMENT...............................30

ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS......32

ITEM 13. EXHIBITS  AND  REPORTS  ON  FORM  8-K...................34

SIGNATURES.......................................................35

PART I
ITEM 1. DESCRIPTION  OF  BUSINESS.

Industry Overview

The financial services industry has been one of the fastest growing sectors in recent years. As the industry has grown, a substantial shift from commission and transaction-based products to advisory and fee-based products has occurred. Evidenced most clearly in the popularity of mutual funds, consumer demand for investment advice and services in connection with managed asset products has increased enormously over the past 10 years. The mutual fund industry has grown from 1,528 funds encompassing $495 billion of assets in 1985 to 6,809 funds encompassing $4.49 trillion of assets in 1997. Increasingly, investors are looking for expertise to assist them in understanding the range of
investment   products  that  are  currently   marketed.   As  such,
managed account programs, such as asset allocation and wrap accounts which assist investors in developing and implementing appropriate investment strategies, have grown significantly to service this segment of the marketplace. Wrap programs, which offer a highly-personalized, fee-based (as opposed to commission-based) platform for financial management, have grown to more than $139 billion in assets at year-end 1996.

In recent years, there have been two principal objectives in the development and marketing of asset allocation and wrap programs. First, to improve customer service, programs were developed offering asset allocation and professional money management services that would better position a customer's investment portfolio. Asset allocation is believed to be a significant determinant of successful long-term investment performance. In addition, by consolidating the numerous investment services, costs of portfolio management can often be reduced as compared to purchasing individual services in traditional a la carte fashion. The second reason for developing these programs was to shift customer assets from dormant custody accounts, which traded periodically and without predictability, into predictable revenue producing assets for the sponsoring firm. In developing a "trust building" product, wrap program sponsors provide the following four basic functions for a customer in addition to money management, brokerage and custody services: (i) customer evaluation, (ii) asset allocation and investment policy development, (iii) investment management evaluation and selection, and (iv) quarterly monitoring and reporting services.

As wrap programs have grown in size and popularity, investment portfolio managers (those that manage individual accounts consisting of stocks and bonds) and mutual fund distributors are increasing their involvement within these programs. These programs give money managers and mutual funds the ability to market themselves and participate in distribution channels of financial planners, which in turn provide them with the opportunity to increase their assets under management. With attention rapidly shifting to long-term asset allocation strategies, consultant wrap assets, assets managed by professional money managers, have grown from $60 billion in 1993 to $103.2 billion in 1996, while mutual fund wrap assets have grown from $8 billion in 1993 to $36.2 billion in 1996. In 1988, assets in these wrap programs were estimated at less than $2 billion.

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

The Company has a staff of approximately 85 people, including approximately 55 professionals, and conducts business in a number of countries. The Company has four subsidiaries: (i) Portfolio Management Consultants, Inc., an investment advisory firm; (ii) Portfolio Brokerage Services, Inc., a broker/dealer; (iii) Portfolio Technology Services, Inc., which specializes in developing proprietary software for use in the financial services industry; and (iv) PMC Investment Services, Inc., an investment advisory firm which specializes in mutual fund asset allocation products.

Products and Services

Portfolio Management Consultants, Inc.
Portfolio Management Consultants, Inc. ("PMC"), a wholly owned subsidiary of the Company, currently has four discrete but vertically integrated product lines. Each product offered by PMC is designed to assist professional financial consultants in various aspects of their business. The four services are: (i) Private Wealth Management(TM), PMC's individually managed asset and wrap account program, (ii) Allocation Manager(TM), a mutual fund asset allocation program available both on paper and through the Company's proprietary software that provides comprehensive and detailed investment suitability analysis, recommended allocation of assets, portfolio modeling and rebalancing, and comprehensive portfolio performance reporting, (iii) Managed
Account Reporting Services ("MARS"), a portfolio accounting and reporting service that operates as a service bureau, and (iv) Style Manager, a discretionary money management program, using style index funds and mutual funds, that offers equity style rotation. In addition, PMC provides consulting services to Institutional Channels and high net worth customers.

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

Private Wealth Management(TM) is marketed under both the PMC label and private labels. Institutional Channels currently using private-label versions of Private Wealth Management(TM) include Chase Investment Services Corp., National Financial Correspondent Services ("NFCS"), the wholly-owned brokerage and securities clearing subsidiary of Fidelity Management and Research, Israel Discount Bank of New York, Ernst & Young LLP, Republic National Bank of New York, TD Securities, Inc., an affiliate of Toronto Dominion Bank and Cowen & Company. The relationship with Ernst & Young also encompasses institutional consulting, Allocation Manager(TM) services, and Managed Account Reporting Service ("MARS"). Additionally, PMC distributes Private Wealth Management(TM) under its own name through thirty financial planning broker-dealers and investment advisors representing more than 10,000 registered sales professionals. To support the sales process, the Company employs a staff of marketing representatives. The Company has a joint marketing agreement with Schwab Institutional Management ("Schwab"), pursuant to which a specialized version of the Private Wealth Management(TM) program is marketed to independent investment advisors who utilize the services of Schwab. Currently, PMC is servicing Institutional Channels in the

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

Allocation  Manager(TM)  was  built  with  the  intention  of being customized by PMC's existing and prospective clients, many of whom have proprietary families of mutual funds. As a result, Allocation Manager(TM) supports a broad range of financial products and programs, both domestically and globally, and can be customized to the individual requirements of Institutional
Channels. Customized versions of Allocation Manager(TM) have been created for Chase Investment Services Corp., Ernst & Young LLP, Republic National Bank of New York, CIGNA Financial Services, MONY Securities Corporation, Texas Commerce Bank and others.

A version of  Allocation  Manager(TM),  called Fund  Counselor,  is being marketed by NFCS. Under the Fund Counselor program, NFCS will provide brokerage, clearing and custodial services and will make the program available to its more than 225 bank, insurance and financial planning broker/dealers. Allocation Manager(TM) is being distributed through the Schwab system pursuant to a joint marketing agreement. It is also being made available to correspondents of EVEREN Clearing Corp.

Based upon (i) the substantial growth in the mutual funds industry over the last 15 years, (ii) investor trends in mutual fund investment and (iii) industry expectations, management believes PMC's existing expertise and operations will permit a smooth integration of this program with existing products and services offered by the Company while expanding and diversifying the distribution channels for such products and services. Because the program also provides educational tutorials, training modules and dynamic portfolio modeling, Allocation Manager(TM) is much more than simply a "front-end" sales tool. It can be positioned as a technology sale with licensing revenues to PTS or it can be positioned, subject to applicable regulatory guidelines and restrictions, as an investment management tool, allowing PMC to receive asset-based pricing.

Managed Account Reporting Services
Management believes that as a result of the growth within the fee-based financial advisory segment of the industry over the past ten years, many institutions have been seeking ways to improve their reporting capabilities. The Company's MARS is used
by  financial   professionals  in  providing   customers  with  the
increasingly    important   value-added   services   of   portfolio
performance reporting and cost-based tax accounting. Essentially a service bureau/data processing service, MARS leverages a PMC core competency, allowing
PMC to sell,  on a stand alone  basis, its monthly and quarterly reports.

MARS provides detailed statements that include comprehensive management reporting, account reconciliation and cost-based accounting on a full-accrual basis. In addition, PMC provides full color, quarterly performance reports detailing the investor's objectives and performance of each investment strategy, money manager or mutual fund, as well as the entire portfolio.

During 1996 PMC entered into an agreement with National Financial Services Corporation, an affiliate of Fidelity Management and Research ("NFSC"), to manage NFSC's newly created performance reporting service called MAPS Tool Box ("MAPS"). MAPS provides NFSC's correspondents with access to high quality, quarterly performance reports and tax lot, cost basis and fully accrued account statements. This service is targeted at high net worth investors managed by financial planners and financial consultants who use the securities clearing services of NFSC. MARS is also being marketed within the Schwab system to the many investment advisors that use Schwab's custodial services. Effective October
1997, the Company began providing MARS reports to clients of Scotia McLeod, Inc. through a third party vendor agreement.

Style Manager Asset Management Products
Style Manager is a family of discretionary asset management products which recommend strategies for the periodic rebalancing of both institutional and retail investor portfolios. Through the use of Style Manager, clients' portfolios are periodically rebalanced through the rotation of U.S. equity styles (i.e., growth and value companies and large, mid and small capitalization companies), with the intention of capturing superior performance that results from taking advantage of certain cyclical sector trends in the U.S. equity markets. Recommended shifts in equity allocations are designed to move assets away from under-performing sectors into those likely to perform best. Although Style Manager recommends shifts within the U.S. equity markets, it does not recommend shifts between macro asset classes such as stocks, bonds and cash, thus the program is not a market timing program as the term is generally used. Currently, three Style Manager versions have been developed.

Portfolio Brokerage Services, Inc.
Portfolio Brokerage Services, Inc. ("PBS"), a wholly owned subsidiary of the Company, is registered as a broker/dealer with the NASD and in all U.S. jurisdictions. PBS executes security transactions for certain of PMC's privately managed account programs on behalf of its customers on a delivery vs. payment basis. A self-clearing broker/dealer, substantially all trading activity of PBS is unsolicited and initiated by the independent money managers used in PMC's Private Wealth Management(TM) program. Managers make all buy and sell decisions and place most orders with PBS for execution All transactions are effected on an agency basis.

Portfolio Technology Services, Inc.
Portfolio Technology Services, Inc. ("PTS"), a wholly owned subsidiary of the Company, is a technology company dedicated to assisting the Company in providing innovative products to the financial services industry. PTS leverages the product knowledge of PMC to design and build integrated product solutions to meet the challenge of consolidating products and pricing in multiple segments of the financial services industry. As its primary contribution to the Company, PTS has developed the sales workstation platform used for Allocation Manager(TM) and communication interfaces to multiple custodial systems. PTS licenses its technology and provides customization services in support of the Company's relationship with its Institutional Channels. The Company estimates that it has spent approximately $1.1 million for software development activities in its last two fiscal years. In some cases customers may bear the cost of such activities directly when software is customized for their particular requirements. Payments by customers for this purpose during the last two fiscal years are not material.

PMC Investment Services, Inc.
PMC Investment Services, Inc. ("PMCIS"), formerly ADAM Investment Services, Inc., was formed in 1980 to provide investment consulting services to institutional investors. PMCIS's primary services are based around mutual funds. PMCIS offers 17 model portfolios constructed using no-load mutual funds and funds available at net asset value. PMCIS's mutual fund portfolios are offered as options for use by 401(k) plans and by The Hartford Insurance Company within a variable life contract.

Today PMCIS offers independent financial advisers a variety of investment services for use in helping their clients reach their financial goals. With respect to standard fee assets under management, PMCIS's services are typically provided for a fee that is based on a percentage of assets under management. Fees based on managed assets typically range from 100 to 185 basis points per year. Fees are reduced as accounts reach certain breakpoints. Occasionally fees are established on a negotiated basis. PMCIS collects all fees directly from client accounts and pays the adviser's portion to the adviser. In certain instances PMCIS does not collect the adviser's portion of the fee and the adviser invoices the client directly.

The services PMCIS provides are described below.

Mutual Fund Portfolios
PMCIS offers 17 model portfolios constructed using no-load mutual funds and funds available at net asset value. These "standard" portfolios consist of 5 global tactical asset allocation portfolios, 5 global strategic asset allocation portfolios and 7 asset class portfolios that concentrate on narrow asset class groups. PMCIS will also construct customized mutual fund portfolios for larger accounts.

Socially Responsible Portfolios
PMCIS offers 5 strategic asset allocation portfolios constructed using mutual funds that invest in companies that are identified as operating in a socially responsible manner. These portfolios are targeted to individual investors as well as endowments and foundations that support social or religious causes.

401(k) Services
PMCIS offers its mutual fund portfolios as options for use by 401(k) plans. PMCIS has developed marketing, enrollment and educational material for use in the 401(k) market. PMCIS has also developed relationships with custodial and record keeping firms that work with advisers using PMCIS's 401(k) services.

Insurance and Annuity Services
PMCIS has developed relationships with several insurance companies under which it provides asset allocation and portfolio construction services within variable life contracts. Financial advisers can use these contracts in conjunction with PMCIS's mutual fund portfolios to manage an investor's assets in a consistent manner both inside and outside of insurance policies.

Private Label Program
PMCIS has developed and is initiating a "private label" program that will allow advisers to determine the asset allocation strategy and select the mutual funds used in constructing client portfolios. This program will give advisers more involvement in, and influence over, investment strategy and portfolio construction.

Marketing, Education and Training Services
PMCIS provides advisers with a variety of marketing materials, newsletters, slide presentations, software and proposal preparation services that support the advisers' efforts to market PMCIS's services. PMCIS also supports advisers' marketing efforts through field wholesalers and in-house customer service personnel. PMCIS educates advisers in its investment approach and trains advisers how to market its services through visits to the advisers' offices and through periodic regional seminars.

Back-Office and Administrative Services
PMCIS assists advisers in opening client accounts and monitors and trades client portfolios on a discretionary basis. PMCIS provides comprehensive quarterly reports to all clients.

Distribution
PMCIS distributes its services through six marketing representatives who are supported by five account servicing representatives. Marketing representatives recruit new advisers to use PMCIS's services and provide training and marketing support to advisers on an ongoing basis. Account servicing representatives support the efforts of the marketing representatives and provide customer assistance to advisers.

In  1995,   PMCIS  acquired   Optima  Funds,   Inc.,  a  registered
investment advisor. Optima was merged into PMCIS in December, 1997. At the time of the merger, Optima provided mutual fund wrap services to clients with assets under management of approximately $100 million. PMCIS's current Chief Investment Officer was the President and Chief Investment Officer of Optima.

Significant Relationships

Most of the Company's gross revenues are generated by fees from the Company's Private Wealth Management(TM) and PMCIS investment advisory programs. The programs are marketed and sold by Institutional Channels and Independent Channels either under the Company's name or under the "private label" of such channel. While the Company has no reason to believe that its current investment advisory relationships will not continue to generate revenues for the Company consistent with prior years, there can be no assurance that such will be the case.

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

In July 1997, the Company and PTS entered into agreements with Ernst &Young LLP to provide institutional consulting, Private Wealth Management(TM), Allocation Manager(TM) and MARS reporting services. Under the agreement, the Company provides end to end investment advisory services to Ernst & Young LLP in support of its advisory and reporting services to clients. Also in 1997, the Company entered into agreements with Republic National Bank of New York to provide customized software, advisory and reporting services in connection with both mutual fund and privately managed accounts.

The Company targets other means of distribution, and has executed selling agreements with new Institutional Channels for its products. Examples of these new relationships include CIGNA Financial Services, Inc., Cowen & Company, Texas Commerce Bank and EVEREN Clearing Corp.

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

Government Regulation

The Company's business falls entirely within the securities industry, an industry which is heavily regulated by the federal and state governments. New regulatory changes affecting the securities industry could adversely affect the Company's business. In addition, as investment advisers and a broker/dealer, the Company's subsidiaries are subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers and state regulatory agencies. Consequently, the Company could become subject to restrictions or sanctions from the Commission, the NASD or such state regulatory agencies. It is impossible to predict the direction future regulations will take or the effect of such regulations on the Company's business.

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

On June 27,  1996,  PMC and Mr.  Phillips  announced  that they had reached a settlement  agreement  with the  Commission.  Pursuant to the settlement agreement,  PMC and Mr. Phillips,  without admitting or denying  the  Commission's  allegations,  consented  to an Order whereby PMC agreed to engage a compliance  executive  and to refund net principal  trading profits together with  prejudgment  interest
thereon,   in  an  amount  to  be  determined  by  an   independent
accountant.   The  net  trading   profits  were  determined  to  be
$457,000,  plus  $146,000 of interest  through the date of payment.
The refund process was substantially completed in 1997. In addition, Mr. Phillips agreed to a censure and payment of a $25,000 fine.

Bedford
In July 1995, the Company entered into a transaction with Bedford pursuant to which Bedford loaned $1.2 million to the Company and received an option to loan up to an additional $1.8 million to the Company for a specified period of time and pursuant to certain call provisions. Each dollar loaned carried a ten-year warrant to purchase one share of the Common Stock at an exercise price of $4.00 per share. In connection with this funding and the related shareholder and investment agreements, Bedford received certain rights including, but not limited to, the right to elect two of the Company's five directors, the right to receive options that mirrored certain issuances or option grants by the Company, and a security interest in all assets of the Company and its subsidiaries. Contemporaneously with the closing of the July 1995 transaction with the Company, Bedford also purchased 1.0 million shares of Common Stock from Mr. Geman, the former chief executive officer of the Company who was a subject of the investigation by the staff of the Commission. Between July 1995 and July 1996, the Company obtained the full $3.0 million financing from Bedford and certain assignees of Bedford (the "Bedford Loans").

In addition, the Company granted to Bedford certain other rights in connection with future debt and equity financings which included a right of first negotiation regarding future fundings, a 30-day exclusive negotiation period, and a right of first refusal to match unsolicited offers for financing. The Company also agreed to pay a $100,000 annual monitoring fee to Nevcorp Inc., which is owned by J.W. Nevil Thomas, who was designated by Bedford to serve on the Company's Board of Directors.

The  Company's   relationship  with  Bedford  was  restructured  in
December 1996.  See "--December 1996 Restructuring."

December 1995 and June 1996 Offerings
In December  1995 and January 1996,  the Company  issued a total of
482.5 units through a private offering (the "December 1995 Offering"), with each unit consisting of a convertible promissory note with a principal amount of $1,000 and a warrant to purchase 250 shares of common stock at an exercise price of $4.00 per share. During June 1996 the Company issued an additional 1,017.5 units through another private offering (the "June 1996 Offering") under substantially the same terms. These private offerings were issued primarily to employees, business associates and affiliates of the Company or Bedford. The purchasers of units in the December 1995 and June 1996 Offerings received registration rights with respect to the shares of Common Stock underlying the warrants.

Phillips & Andrus, LLC; KP3, LLC
Phillips  & Andrus,  LLC,  a  Colorado  limited  liability  company
("P&A"), was formed in July 1995 to acquire 410,961 shares of Common Stock from Mr. Geman in exchange for a promissory note issued to Mr. Geman in the amount of $2,015,000. The promissory note was secured by the Common Stock acquired. While Mr. Phillips, President and Chief Executive Officer of the Company,
and David L. Andrus, the then Executive Vice President of the Company, were the members of P&A, substantially all of the membership interests in P&A were owned by Mr. Phillips. The Company and Messrs. Phillips and Andrus believed that it would be in the Company's interest that Mr. Geman's involvement with the Company and direct ownership interest in Common Stock be eliminated. In October 1996, affiliates of Bedford loaned P&A funds to make the initial interest payments on the note owed to Mr. Geman. In December 1996, after notifying its shareholders of the proposal to do so, the Company loaned a total of $250,000 to P&A to repay principal owed under the promissory note to Mr.
Geman. These loans permitted P&A to avoid defaults under the promissory note owed to Mr. Geman.

In  January  1997  P&A  was  liquidated  and  the  assets  of  P&A,
consisting   of  the   410,961   shares  of  Common   Stock,   were
transferred, subject to certain liabilities, to KP3, LLC, a Colorado limited liability company ("KP3"), the members of which are Mr. Phillips and a custodian for Mr. Phillips' son. Mr. Phillips owns substantially all of the membership interests in
KP3. Also in January 1997, KP3 obtained a bank loan in the amount of $1,750,000 for a term of approximately 12 months (the "KP3 Loan"), the proceeds of which were used (i) to repay the loans made to P&A by the Company and certain affiliates of Bedford, and (ii) to prepay the balance of the principal and all interest owing under the promissory note to Mr. Geman. The Company pledged certain collateral for the KP3 Loan, valued at approximately $1,890,000, and KP3 agreed to reimburse the Company for any amount paid by it toward the KP3 Loan. KP3's reimbursement obligation is secured by a pledge of all 410,961 shares of Common Stock held by KP3. The pledge by the Company to the bank to secure the KP3 Loan permitted the promissory note to Mr. Geman to be paid and to eliminate the possibility that Mr. Geman could reacquire a substantial stock ownership in the Company. Through February 1998, the Company has lent approximately $158,000, including interest, to KP3 specifically to service interest payments on the loan. KP3 has agreed to reimburse the Company for all amounts paid by the Company on the loan or for collateral applied to the KP3 Loan, including interest at an annual rate of 9% and has granted the Company a security interest in the KP3 Shares. Such loan was restructured through a different bank on October 1, 1997. In connection therewith, the collateral pledge by the Company in connection with the KP3 Loan was reduced to $1,400,000 and the Company released 87,500 of the KP3 Shares previously held as collateral. The new loan due date is December 31, 1998.

Bedford and certain of its affiliates have an option, exercisable through July 26, 2000, to acquire a total of 83,750 shares of Common Stock currently owned by KP3 for an aggregate purchase price of $410,637.85, increasing at a rate of 9% per annum subsequent to July 27, 1995.

November 1996 Bridge Loan
In November 1996, the Company borrowed $250,000 (the "November 1996 Bridge Loan") to fund its working capital requirements pending closing of the December 1996 Offering (as defined below). Half of the loan was provided by Keefe, Bruyette &
Woods, Inc. ("KBW"), placement agent in the December 1996 Offering, and the balance by certain members of management of the Company and a subsidiary of Bedford. The lenders received five-year warrants to purchase an aggregate of 6,250 shares of Common Stock. The warrants have an exercise price of $6.50 per share. The lenders received registration rights with respect to the Common Stock to be issued upon exercise of the warrants. The November 1996 Bridge Loan was repaid in December 1996 from the proceeds of the December 1996 Offering.

December 1996 Offering
In December 1996 the Company completed a private placement of 1,294,250 shares of Common Stock at a price of $8.50 per share (the "December 1996 Offering"). A portion of the proceeds of the December 1996 Offering were used (i) to repay interest due and owing on the promissory notes issued in connection with the December 1995 and June 1996 Offerings, including the notes held by the father and brother of Mr. Phillips, the Company's Chief Executive Officer, Mr. Andrus, the Company's Executive Vice President, and certain employees of the Company, (ii) to repay interest due and owing under the Bedford Loans, (iii) to repay a portion of the principal on the Bedford Loans and (iv) to repay the November 1996 Bridge Loan (including the notes held by Mr. Phillips, Mr. Andrus and certain other members of the Company's management).

December 1996 Restructuring
Simultaneous with the closing of the December 1996 Offering, the Company completed a restructuring of its debt and a partial
restructuring    of   its   outstanding    Preferred   Stock.   The
restructuring   involved   (i)  the  payment  of  all   outstanding
interest on the Bedford Loans, the repayment to Bedford and its assignees of $1,976,250 of outstanding principal on the Bedford Loans, the exercise by Bedford and its assignees of warrants to purchase 255,938 shares of Common Stock and the delivery by Bedford and its assignees of canceled promissory notes in the amount of $1,023,750 in satisfaction of the exercise price of the warrants, the cancellation of the remaining warrants to Bedford and its  assignees,  and the issuance to Bedford and its  assignees of new  warrants to purchase  up to 37,500  shares of Common  Stock at an  exercise  price of $8.50 per  share;  (ii) the  issuance  of
375,000 shares of Common Stock upon the exercise of warrants issued to investors in connection with the Company's private placement of promissory notes and warrants in the December 1995 and June  1996  Offerings,  the  delivery  of  canceled  promissory
notes  in  the   aggregate   principal   amount  of  $1,500,000  in
satisfaction  of the exercise price of such  warrants,  the payment by the Company of all outstanding interest due and owing on such notes as of the exercise date and the issuance to the holders of such warrants of new warrants to purchase up to 37,500 shares of Common Stock; (iii) the repayment of the November 1996 Bridge Loan, and (iv) the conversion of 173,120 shares of Preferred
Stock  into  59,511  shares  of  Common   Stock,   resulting  in  a
reduction in the Company's cumulative dividend obligation to the holders of Preferred Stock from $583,576 as of September 30, 1996
to  $322,700  as  of  December  31,   1996.   The   conversion   of
additional   shares  of  Preferred  Stock  into  Common  Stock  was
effected in January  1997.  The new
warrants issued by the Company to Bedford and others pursuant to clauses (i) and (ii) are referred to hereafter as the "New Warrants."

The New Warrants are exercisable over a period of five years, at an exercise price of $8.50 per share. Registration rights were granted with respect to the Common Stock received upon the exercise of the old warrants and the shares of Common Stock underlying the New Warrants. The New Warrants contain adjustment provisions relating to the exercise price per share and the number of shares of Common Stock to be issued upon their exercise in the event of issuances of additional shares of Common Stock (including through the issuance of options, rights or warrants to purchase Common Stock or securities convertible into Common Stock) by the Company at a price below market price, certain extraordinary dividends and distributions on the Common Stock, stock splits or other reclassifications of the outstanding shares of Common Stock, and any merger, consolidation or reorganization involving the Company or a transfer by the Company of substantially all of its assets or properties.

PMCIS Acquisition and Financing
On September 24, 1997, the Company completed the acquisition of ADAM Investment Services, Inc., now known as PMC Investment
Services, Inc. ("PMCIS"), a financial services and investment advisory company headquartered in Atlanta, Georgia. PMCIS has provided investment consulting services to institutional investors since 1980. PMCIS's primary services are based around mutual funds. PMCIS offers 17 model portfolios constructed using no-load mutual funds and funds available at net asset value. These "standard" portfolios consist of 5 global tactical asset allocation portfolios, 5 global strategic asset allocation portfolios and 7 asset class portfolios that concentrate on narrow asset class groups. PMCIS also has 5 strategic asset allocation portfolios constructed using mutual funds that invest in companies that are identified as operating in a socially responsible manner. PMCIS's mutual fund portfolios are also offered as options for use by 401(k) plans and with The Hartford Insurance Company within a variable life contract. PMCIS had one wholly-owned subsidiary, Optima, which it acquired in 1995. Optima provides mutual fund wrap services to clients. Optima was merged into PMCIS in December, 1997.

The agreement providing for the acquisition of PMCIS by the Company provided that the Company would acquire all of the outstanding capital stock of PMCIS for up to $9.0 million in cash and up to $200,000 in Common Stock if certain conditions are met over time. In addition, the Company agreed to assume the normal operating liabilities of PMCIS at closing of the acquisition, estimated to be approximately $1.5 million. At the closing of the PMCIS transaction, the Company paid $5,000,000 in cash and agreed to make two earn-out payments on the first and second anniversary dates of the closing. The first earn-out payment will equal 1.0% of PMCIS's standard fee assets under management in excess of $500 million, determined on the one-year anniversary of the closing of the PMCIS acquisition, not to exceed $2.0 million, plus interest thereon at a rate of 8.75%. The second earn-out payment will equal 1.0% of PMCIS's standard fee assets under management in excess of $700 million, determined on the two-year anniversary of the closing of the PMCIS acquisition, not to exceed $2.0 million. PMCIS is now a wholly owned subsidiary of the Company, and the Company anticipates that PMCIS will continue to operate as a wholly owned subsidiary of the Company in the near future.

In connection with the PMCIS acquisition, on September 24, 1997, the Company sold 1,220,749 shares of its Common Stock in the PMCIS Private Placement at a price of $6.00 per share. The proceeds from this transaction, after deducting expenses relating to the issuance of the Common Stock, were approximately $6,400,000, of which the Company used $5,000,000 to purchase PMCIS at the PMCIS closing and a substantial amount of the balance for employee severance, relocation, and related expenses associated with the closing of the Atlanta facility. The additional $1,400,000 is currently being used by the Company for working capital purposes.

ITEM 2. DESCRIPTION  OF  PROPERTY.

The Company leases approximately 20,000 square feet of office space for its corporate headquarters in the Qwest Tower at 555 17th Street, Denver, Colorado pursuant to a lease which expires in 2001. The Company pays approximately $20,000 per month for this office space. PMCIS subleases approximately 12,000 square feet of office space in the Galleria Plaza, 100 Galleria Parkway, Suite 1200, Atlanta, Georgia, pursuant to a sublease which expires April 1999. PMCIS pays approximately $25,000 per month for this office space. On
January 21, 1998, PMCIS entered into a sublease agreement for its Atlanta office space. Pursuant to the agreement, PMCIS is to sublease all of the above described office space at $4.25 per square foot until February 17, 1998. From February 17, 1998 until March 31, 1998, the office space is to be sublet for $8.50 per square foot, and from April 1, 1998 until the termination of the lease in April 1999, the office space is to be sublet for $17.00 per square foot. PMCIS will remain responsible for the balance of the lease payments not covered by such sublease.

ITEM 3. LEGAL  PROCEEDINGS.

In early June 1997, PMC received a letter from an attorney representing a former employee which threatened litigation relating to a dispute over such former employee's remuneration by the Company unless the Company agreed to settle with him by a specified date. The Company responded to the letter and stated
its position that no amounts are owed. By correspondence from the NASD dated December 19, 1997, PMC was notified that the matter was submitted by the employee to the NASD for arbitration. The employee is seeking damages for lost earnings from his prior employer, lost commissions from PMC and other damages, totaling $1,190,000. PMC has responded to the NASD Arbitration demand by denying that the NASD has jurisdiction over the matter and seeking to have the matter dismissed. The Company believes that the claims described in the NASD Arbitration notice are without basis and intends to defend the matter vigorously. The Company is not aware of any other material legal proceedings or investigations currently pending or threatened against the Company.

ITEM 4. SUBMISSION   OF   MATTERS   TO  A   VOTE   OF   SECURITY
HOLDERS.

On  December  15,  1997,  the  Company  held an annual  meeting  of
Shareholders.   The  following   matters  were  voted  on  at  said
meeting:

   (1) A proposal for election of all members of the Board of Directors. The Company solicited proxies in favor of the election of Kenneth S. Phillips, Scott A. MacKillop, J.W. Nevil Thomas, D. Porter Bibb, Emmett J. Daly, and Richard C. Hyde, all of whom were existing members of the Board. No other nominees were presented and all members were reelected with one seat remaining vacant. Voting results were as follows:

                                         against
                                            or
                             for         withheld   abstain
                          ---------      --------   -------
   Kenneth S. Phillips    4,117,479      1,366         0
   Scott A. MacKillop     4,117,479      1,366         0
   J.W. Nevil Thomas      4,117,479      1,366         0
   D. Porter Bibb         4,117,478      1,367         0
   Emmett J. Daly         4,117,479      1,366         0
   Richard C. Hyde        4,117,479      1,366         0

   (2) A proposal to the holders of the Company's Common and Preferred Stock to amend the Company's Articles of Incorporation to provide for automatic conversion of each outstanding share of the Company's Preferred Stock, together with any and all accrued but unpaid dividends, into 1,375 shares of the Company's Common Stock. A sufficient number of votes of Preferred Stockholders were not present and voting at the meeting and this matter was continued until December 29, 1997, at which time there were not sufficient votes to act on the proposal and the meeting was adjourned.

   (3) A proposal to holders of the Company's Common Stock to amend the Company's Articles of Incorporation to effect a one-for-four reverse split of the Common Stock, subject to a determination by the Board that the reverse split is in the best interests of the Company and its Shareholders. This proposal was approved by the common shareholders with a vote of 4,087,813 for, 30,871 against or withheld, 161 abstaining. The reverse split was made effective on December 30, 1997.

   (4) A proposal to approve the Company's Equity Incentive Plan adopted by the Company's Board of Directors on November 12, 1997. This proposal was approved with a vote of 4,055,451 for, 57,252 against or withheld, 6,141 abstaining.

PART II
ITEM 5. MARKET  FOR  COMMON   EQUITY  AND  RELATED   STOCKHOLDER
        MATTERS.

Prior to February 1995, the Common Stock was traded on The Nasdaq Small Cap Market. See "Risk Factors--Limited Market for the
Company's  Common  Stock  May  Adversely  Affect  Share  Price  and
Liquidity." The Common Stock currently trades on the OTC Bulletin Board under the symbol "PMCI." The following table shows the high and low bid prices and trading volume of the Common Stock for the periods indicated as reported by the principal market maker in the Common Stock. These quotations reflect inter-dealer prices without retail markup, markdown, or commissions and may not necessarily represent actual transactions.
-------------------------------------------

                       High Bid    Low Bid
-------------------------------------------
-------------------------------------------
1995
-------------------------------------------
-------------------------------------------
First Quarter             $5.00      $2.75
-------------------------------------------
-------------------------------------------
Second Quarter            $2.75      $2.00
-------------------------------------------
-------------------------------------------
Third Quarter             $5.25      $2.25
-------------------------------------------
-------------------------------------------
Fourth Quarter            $6.50      $3.00
-------------------------------------------
-------------------------------------------

1996
-------------------------------------------
-------------------------------------------
First Quarter             $4.00      $2.50
-------------------------------------------
-------------------------------------------
Second Quarter            $7.25      $3.75
-------------------------------------------
-------------------------------------------
Third Quarter             $8.25      $5.50
-------------------------------------------
-------------------------------------------
Fourth Quarter (1)        $8.00      $5.50
-------------------------------------------
-------------------------------------------

1997
-------------------------------------------
-------------------------------------------
First Quarter            $10.00      $8.00
-------------------------------------------
-------------------------------------------
Second Quarter           $10.00      $6.50
-------------------------------------------
-------------------------------------------
Third Quarter             $7.75      $5.00
-------------------------------------------
-------------------------------------------
Fourth Quarter            $7.50      $6.00
-------------------------------------------
-------------------------------------------

1998
First Quarter(2)          $7.00      $4.00
-------------------------------------------
-------------------------------------------
______________________________
(1) Does not reflect the private placement of 1,294,250 shares of Common Stock by the Company in December 1996 at a price of $8.50 per share.
(2)   Through March 17, 1998.

As of March 17, 1998 the Company had 392 record holders of its Common Stock.

The Company currently has outstanding a total of 138,182 shares of Preferred Stock. As of March 17, 1998, the Company was in default in the payment of dividends on the Preferred Stock in the amount of $298,419. The Company may not pay dividends on its Common Stock so long as it is in default in the payment of dividends on the Preferred Stock.

The Company has never paid dividends on the Common Stock and currently intends to retain all future earnings, if any, for the continued growth and development of its business and has no plans to pay cash dividends in the future. Any change in the Company's dividend policy will be made in the  discretion  of the  Company's Board  of  Directors in light of the Company's future earnings, financial condition and capital requirements and of general business conditions
and  other   factors  that  cannot  now  be predicted.

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

Results of Operations

The Year in Review
The year was marked by accomplishments, disappointments, and changes.

The acquisition of PMCIS was completed on September 24, 1997. The full benefits, both in strategic focus and in potential for profitability, of this transaction are not expected to be realized until the latter part of 1998.

Contracts were signed with both Ernst & Young and Republic National Bank, two significant relationships in terms of revenue opportunities and changes in line of business. Significant money and resources were expended in 1997 to launch these programs. The Company experienced cost overruns and delays in connection with the development of the Republic National Bank program and has also experienced delays in the roll-out of the Ernst and Young program. These factors adversely impacted the Company's operating results in 1997 and will negatively impact operations in 1998 until these programs are fully rolled-out.

As a result of the PMCIS acquisition (formerly ADAM Investment Services, Inc.), attrition and internal restructuring, several executives and senior managers left the Company late in 1997 and early 1998. This resulted in the need to transition new personnel to numerous developing relationships and projects. The sales and marketing force was also reorganized in conjunction with the PMCIS acquisition. These transitions were costly. Management believes that there are likely to be certain bottom line savings associated with these changes that will not be fully realized until the latter part of 1998.

The Company's success  is contingent  upon  effectively  leveraging resources and  managing  operating  costs.  In 1997,  the  Company  committed
extensive   resources   to   raising   capital,    completing   and
integrating  the  PMCIS  transaction,  developing  significant  new
business  relationships,   and  managing  turnover.  These  efforts
took  a  significant  toll  on  the  Company's  human  and  capital
resources.   An   inability  to  attain   profitability   or  raise
additional   working  capital  in  1998  will  have  a  substantial
negative impact on the Company.

1997 Compared to 1996
Revenues
Revenues were $14,900,000 for the year ended December 31, 1997, compared to $10,100,000 for the year ended December 31, 1996, an increase of 48%. The increase was attributable primarily to the PMCIS contribution of $3,000,000 for the fourth quarter and Ernst & Young contribution of $733,000. New business, such as Ernst & Young, pays the Company only its net portion of the fees, and does not include the fees for third parties (i.e., portfolio managers, solicitors, brokerage or custody). Historically, fees paid to the Company through its primary distribution channels included fees payable for these other services. Revenues from Republic National Bank of $550,000 were not recognized in 1997 as was anticipated due to product roll-out delays.

Investment Management and Other Fees
Investment Management and Other Fees were $8,200,000 for the year ended December 31, 1997, compared to $5,600,000 for the year ended December 31, 1996, an increase of 46%. Direct expenses increased primarily as a result of the PMCIS acquisition. However, as discussed above, direct expenses did not increase in proportion to revenues as certain of these revenues, such as Ernst & Young, are recognized on a net basis to the Company.

Net Revenues after Investment Manager and Other Fees
Net Revenues after Investment Manager and Other Fees were $6,700,000 for the year ended December 31, 1997, compared to $4,500,000 for the year ended December 31, 1996, an increase of 49%. These increases are explained above under Revenues and Investment Management and Other Fees.

Operating Expenses
Operating Expenses were $10,500,000 for the year ended December 31, 1997, compared to $8,500,000 for the year ended December 31, 1996, an increase of 24%. These increases were due primarily to an increase in salaries and benefits which increased $1,500,000 or 43%, and depreciation and amortization which increased
$600,000  or  42%.   Salaries  and  benefits,   depreciation,   and
amortization increased as a result of the expansion of the Company's products and services, the development of internal systems and the servicing of several new distribution channels and customers, primarily PMCIS, Republic National Bank and Ernst & Young. On a favorable note, the Company has been able to decrease payroll and related expenses in 1998 which will result in savings of approximately $1,500,000 annually; this reduction is the result of layoffs, attrition, and the PMCIS acquisition. The Company does not anticipate significant purchases of equipment or capital assets in 1998.

Income Taxes
The Company's effective tax rate for 1997 is 0.

Net Loss
The Company recorded a net loss of $3,800,000 for the year ended
December 31, 1997 as compared to $4,000,000 for the year ended
December 31, 1996. The small improvement in earnings was the result of revenues growing at a faster pace than direct and operating expenses. However 1997 earnings estimates were not met. This was due to higher than expected costs related to:
    1. development of infrastructure to support new business relationships;
    2. management restructuring;
    3. the PMCIS acquisition; and
    4. raising capital.

The Company is in the process of converting certain assets under administration from one portfolio accounting system to a third party system. The ability to transfer those accounts, maintain customer satisfaction, and manage related operating costs could impact the financial results of the Company.

The revenues of the Company are directly dependent upon the amount of assets under management or administered by the Company. A decline in market value or in assets under management as a result of market conditions or customer satisfaction could impact the future profitability of the Company.

Liquidity and Capital Resources
At December 31, 1997, the Company had cash of $3,000,000, a substantial portion of which was held in short-term interest bearing accounts, including restricted cash of $1,500,000.

For the year ended December 31, 1997:
Cash used in operating activities was $3,400,000. This was due primarily to a net loss from operations.

Cash used in investing activities was $6,400,000. Cash used in investing activities was the result of goodwill generated from the PMCIS acquisition and capital expenditures incurred as a result of business expansion.

Cash provided by financing activities of $6,300,000 was primarily related to the September 1997 private placement of common stock.

The Company anticipates that it will continue to experience operating losses until such time as it can realize the benefits of:
     1. the  PMCIS   acquisition,   the  related  assets  under
        management and the expected economies of scale of merged operations;
     2. employee attrition and turnover, and related reduction in payroll and associated costs;
     3. the launching of new institutional programs and the realization of associated fee income; and
     4. other developing relationships and the ability to leverage personnel and managing operating costs in a normal operating environment.

On March 9,  1998,  the  Company  obtained  a line of credit in the
amount  of  $600,000  from  a  bank  to  finance  the   outstanding
receivable from Ernst & Young.

The Company is currently investigating sources of short and long term capital as well as the restructuring of certain operational systems and customer relationships, in order to support its working capital requirements for the balance of 1998. The Company's future liquidity needs are dependent upon the Company's ability to generate higher levels of cash flow from operations, to borrow funds, to complete additional equity offerings, or to reduce operations, or a combination of the above. There can be no assurance that financing will be available to the Company or that the Company will otherwise find sources to meet its cashflow requirements.

The Company has historically incurred net losses and accordingly experienced cash flow problems. As a result of the acquisition of ADAM, the Company is obligated to make a deferred purchase payment on September 24, 1998. The payment will be equal to 1.0% of certain ADAM assets under management in excess of $500,000,000, with the payment not to exceed $2,000,000, plus interest. As of December 31, 1997, this payment would not be able to be made principally due to the fact that $1,400,000 of cash is restricted. In addition, through the first quarter of 1998, continuing losses from operations have resulted in the Company's cash balances decreasing further. In March 1998, the Company implemented a cost reduction plan.

Management  believes that this plan along  with  projected  increases in  revenues  and deferral  of  payments  of  expenses  should  allow the Company to continue without requiring additional resources, excluding the ADAM payment. The Company is currently investigating sources of short and long term capital to meet the ADAM payment as well as working capital needs. Should additional capital not be raised, the Company will be required to  restructure  the terms of the ADAM
payment,   to  remove  the  restriction  from  its  cash  balances,
restructure its operations or a combination of the above.

ITEM 7. FINANCIAL  STATEMENTS.

See the financial statements attached to this report which start at page F1.

ITEM 8. CHANGES  IN  AND   DISAGREEMENTS   WITH   ACCOUNTANTS  ON
        ACCOUNTING  AND  FINANCIAL  DISCLOSURE.

None.
PART III
ITEM 9. DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
        PERSONS,   COMPLIANCE   WITH   SECTION   16  (a)  OF  THE
        EXCHANGE  ACT.

Directors and Executive Officers

The following table sets forth certain information regarding the Company's directors and executive officers:

--------------------------------------------------------------------

      Name                Age     Position
--------------------------------------------------------------------
--------------------------------------------------------------------
Kenneth S. Phillips        46     President, Chief Executive
                                     Officer and Director
--------------------------------------------------------------------
--------------------------------------------------------------------
Scott A. MacKillop         46     Executive Vice President, Chief
                                     Operating Officer and Director
--------------------------------------------------------------------
--------------------------------------------------------------------
Stephen M. Ash             40     Chief Financial Officer and
                                     Treasurer
--------------------------------------------------------------------
--------------------------------------------------------------------
Maureen E. Dobel           39     General Counsel, Corporate
                                     Secretary and Director
--------------------------------------------------------------------
--------------------------------------------------------------------
J. W. Nevil Thomas         59     Chairman of the Board of
                                     Directors
--------------------------------------------------------------------
--------------------------------------------------------------------
D. Porter Bibb             60     Director
--------------------------------------------------------------------
--------------------------------------------------------------------
Emmett J. Daly             37     Director
--------------------------------------------------------------------
--------------------------------------------------------------------
Richard C. Hyde            52     Director
--------------------------------------------------------------------

Kenneth S. Phillips--President and Chief Executive Officer, Director. Mr. Phillips founded PMC in 1986 and serves as the
President and Chief Executive Officer of the Company. Mr. Phillips is responsible for corporate direction, product development and strategic planning. He was co-founding participant in the Wilshire cooperative in 1986 (associated with the institutional consulting firm Wilshire Associates). He served as Chairman of the Publications Committee of the Investment Management Consultants Association ("IMCA") in 1994 and

1995, as a member of IMCA's officer and director Nominating Committee in 1994 and 1996, and has recently been elected to serve as a member of IMCA's Advisory Council. IMCA is the investment consulting industry's principal trade organization with more than 1,200 members, representing virtually all the major national, regional and independent consulting firms. Additionally, Mr. Phillips has been a guest speaker for the International Association of Financial Planners, the Investment Management Institute and the Institute for International Research. Mr. Phillips received his education at Colorado State University and holds numerous NASD license designations.

Scott A. MacKillop--Executive Vice President, Chief Operating Officer, Director. Mr. MacKillop joined the Company in September 1997 as Executive Vice President and the Chief Operating Officer of the Company, and as President of PMCIS, the Company's wholly owned subsidiary, as Chief Operating Officer of Optima, a wholly owned subsidiary of PMCIS, and as a member of the Boards of Directors of both PMCIS and Optima. Mr. MacKillop was appointed to the Board of Directors on October 27, 1997. Mr. MacKillop has been employed by PMCIS since 1992. From 1991 until 1992 Mr. MacKillop served as outside general counsel to PMCIS. Mr. MacKillop received a B.A. degree from Stanford University in 1972 and a J.D. degree from George Washington University Law School in 1976.

Stephen M. Ash, CPA--Chief Financial Officer and Treasurer. Mr. Ash joined the Company during the fourth quarter of 1997 as Vice President Finance and Operations. In February 1998, he was named Treasurer and President of Portfolio Brokerage Services, Inc.,
the Company's wholly owned subsidiary. He was named Chief Financial Officer in March 1998. Prior to joining the Company, from 1994 until 1997, Mr. Ash was a Senior Operations Manager for Mees Pierson Trust Company, a division of Fortis, located in Curacao, Netherlands Antilles. Mr. Ash has more than ten years experience as a Certified Public Accountant, first as a Senior Manager in the audit department of KPMG - Peat Marwick from 1986 to 1993 serving a diverse base of clients, and then as a Senior Manager with Ernst & Young from 1993 to 1994, specializing in the audit of off-shore mutual funds, partnerships, and other investment vehicles. Mr. Ash is a graduate of The State University of New York with a B.S. in Business Administration..

Maureen E. Dobel--General Counsel, Corporate Secretary and Director. Ms. Dobel joined PMC in September 1995 as Corporate Counsel and was named General Counsel and Corporate Secretary in December 1995. Ms. Dobel was appointed to the Board on March 27, 1998. Prior to joining PMC, Ms. Dobel spent eight years in private practice, specializing in securities, corporate, real estate and transactional matters. Ms. Dobel received a B.A. degree from Drake University in 1980 and a J.D. degree from the University of Nebraska - Lincoln College of Law in 1984.

J.W. Nevil Thomas--Chairman of the Board. Mr. Thomas has been a Director of the Company since July 1995. Since 1970 Mr. Thomas has served as President of Nevcorp, Inc., an investment and a
financial  and  management   consulting  firm.  In  addition,   Mr.
Thomas is a director of Bedford Capital Financial Corporation ("Bedford") and is Chairman of Bedford Capital Corporation, a subsidiary of Bedford, whose principal business is merchant banking.

In  addition  to being a Director  of the  Company and of
Bedford and its subsidiary as described above, Mr. Thomas is a director of Gan Canada Limited, Reliable Life Insurance Company, Pet Valu Inc., French Fragrances, Inc., Old Republic Insurance and several other private Canadian and American companies. Mr. Thomas holds a B.B. Com. from the University of Toronto, an M.A. in Economics from Queens University, an M.B.A. from York University and is a Chartered Financial Analyst.

D.  Porter  Bibb--Director.  Mr.  Bibb  became  a  Director  of the
Company in October 1995. Mr. Bibb is a Managing Director of Ladenburg, Thalmann & Co., Inc., an investment banking firm.
Prior to joining Ladenburg in 1984, Mr. Bibb was a Managing Director of Bankers Trust Company, involved in the start-up of their investment banking operations. Prior to that time, he was Director of Corporate Development for the New York Times. In addition to being a Director of the Company, Mr. Bibb is a Director of East Wind Group, Inc. Mr. Bibb has a B.A. in History, Economics and Political Science from Yale University and engaged in graduate studies at New York University, London School of Economics and Harvard Business School.

Emmett J. Daly--Director. Mr. Daly became a Director of the Company in February 1997. Mr. Daly is currently Senior Vice President of Corporate Finance of Keefe, Bruyette & Woods, Inc., an investment banking firm that Mr. Daly joined in 1987 as an Associate in the Corporate Finance Department. Before that time he spent two years as Credit Analyst followed by one year as an Assistant Treasurer of Manufacturers Hanover Trust Company. Mr. Daly received a B.A. in Economics from College of the Holy Cross and his M.B.A from the Kenan Flager School of Business at University of North Carolina, Chapel Hill.

Richard C. Hyde--Director. Mr. Hyde became a director of the Company in July 1997. Mr. Hyde is President of Moreland Capital, Inc., an asset management and investment consulting firm. He is also a Principal in Vestor Associates, LLC, the general partner of Vestor Partners, LP, a private equity investment fund. Prior to his current affiliations, from 1970 to 1995 Mr. Hyde served in investment/asset management positions with Ameritrust Company and its successor organizations, Society Corporation and Key Corp. From 1984 through 1993, he was Chief Investment officer. From 1993 through 1995, Mr. Hyde was the CEO of Society Asset
Management and Managing Director of Key Asset Management Holdings. Mr. Hyde holds both a Bachelor of Science and MBA -- Finance from Miami University of Ohio.

The Bylaws of the Company were amended in December 1996 to set the number of members of the Board of Directors at seven. Under subscription agreements with investors in the December 1996 Offering, those investors are entitled to designate one director and one additional director is to be mutually acceptable to the Company and such investors. The mutually acceptable director is currently Emmett J. Daly, a Senior Vice President of KBW. The director to be designated by the investors is Mr. Hyde.

Under a Shareholders Agreement among Bedford, the Company, Mr. Phillips, Mr. David Andrus and KP3,LLC, (as successor to Phillips
& Andrus, LLC (i) Bedford is entitled to designate one director and one additional director is to be reasonably acceptable to Bedford and

Messrs.  Phillips and Andrus and (ii) Messrs.  Phillips
and Andrus are entitled to designate three directors, including one member of senior management designated after the date of the agreement. Mr. Thomas is currently the director designated by Bedford and Mr. Phillips, Mr. MacKillop and Ms. Dobel are the three directors management is entitled to designate. The director acceptable to Bedford and Messrs. Phillips and Andrus is currently Mr. Bibb.

The Company believes that during fiscal year 1997, the following officers, directors or 10% holders of its Common Stock filed late reports, failed to report transactions on a timely basis or failed to file a form required under Section 16 of the Securities Exchange Act of 1934, as amended:

Kenneth S. Phillips  - late  filing  of  one  required report
Scott A. MacKillop   - late  filing  of  one  required report
J.W. Nevil Thomas    - late  filing  of  one  required report

ITEM 10.   EXECUTIVE  COMPENSATION.

The following table provides certain summary information concerning compensation paid by the Company and its subsidiaries to the Company's Chief Executive Officer and to each of its other executive officers at the end of 1997.

                             Summary Compensation Table

                                       Annual           Long-Term
                                     Compensation     Compensation
                                     ------------     ------------
        Name and Principal  Fiscal                       Options
             Position         Year       Salary          Granted(1)
        ------------------  ------    ----------       ------------
      Kenneth S. Phillips     1997      $350,865            938
        President, Chief      1996       252,000         12,500
        Executive Officer     1995       228,124            -0-

      Scott A. MacKillop      1997      $206,331(2)      75,750
        Executive Vice
        President & Chief
        Operating Officer

      David L. Andrus(3)      1997      $342,501            -0-
        Executive Vice        1996       240,000        262,500
        President             1995        40,000            -0-

      Vali Nasr(3)            1997      $211,816            -0-
        Chief Financial       1996       139,015         12,500
        Officer & Treasurer   1995       126,475            -0-




        (1)The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the Table.
        (2)Includes $150,000 in salary received from ADAM
           Investment Services, Inc. for services rendered prior to its acquisition by the Company.
        (3)Mr. Andrus and Mr. Nasr's employment ceased in January 1998.

During the year ended December 31, 1997 the Company granted to its Chief Executive Officer and the other executive officers listed in the Summary Compensation Table options to acquire a total of 76,688 shares of Common Stock as set forth in the following table.

                 Option Grants in Last Fiscal Year
                 ---------------------------------

                                 Percentage
                    Number of     of Total
                     Shares       Options
                   Underlying    Granted to              Expiration
      Name          Options      Employees    Exercise      Date
                     Granted     in Fiscal    Price(1)
                                    Year
-------------      ------------  ---------   ---------   -----------
Kenneth S. Phillips         938      .6%       $6.485    12/31/2002

Scott A. MacKillop       62,500    51.4%       $6.485     9/24/03
                         12,500                $6.485     10/27/02
                            750                $6.485     12/31/02

(1)   All figures reflect a reverse split effective 12/30/97.
_______________________

The following table sets forth certain information with respect to options exercised during the year ended December 31, 1997 by those officers listed in the Summary Compensation Table.

        Aggregated Option/SAR Exercises in Last Fiscal Year
                                and
                 Fiscal Year End Option/SAR Values

                                         Number of Securities       Value of
                      Shares             Underlying Unexercised  Unexercised Money
                     Acquired              Options at FY End     Options at FY End
                        on       Value       Exercisable/          Exercisable/
       Name          Exercise  Realized    Unexercisable(1)      Unexercisable(1)
       ----          --------  --------    ---------------       ----------------
Kenneth S. Phillips     0        0           5,938 / 7,500           $26,083 / $30,000

David L. Andrus         0        0         193,750 / 0            $1,193,125 / $0

Vali Nasr               0        0          12,500 / 0               $50,000 / $0

Scott A. MacKillop      0        0           3,250 / 72,500          $21,076 / $470,163

(1)   All figures reflect a reverse split effective 12/30/97

Compensation of Directors

During 1997, the Company did not pay its employee directors for attending board meetings. Each of the three outside directors received a $5,000 annual retainer and a $500 fee for each meeting attended. The Company reimburses all of its directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors.

On February 28, 1997, Mr. Daly was granted options to purchase 12,500 shares of Common Stock at an exercise price of $10.00 per share. Such options expire five years from the date of grant and vest 20% at such time as the average bid and offer price for the Common Stock equals $10.00, $14.00, $18.00, $22.00, and $26.00, respectively, for twenty consecutive trading days.

On July 9, 1997, Mr. Hyde was granted options to purchase 12,500 shares of Common Stock at an exercise price of $7.872 per share. Such options expire five years from the date of grant and vest 20% at such time as the average bid and offer price for the Common Stock equals $7.872, $11.872, $15.872, $19.872, and
$23.872, respectively, for twenty consecutive trading days.

On October 27, 1997, Mr. MacKillop was granted options to purchase 12,500 shares of Common Stock at an exercise price of $6.485 per share. Such options expire five years from the date of grant and vest 20% at such time as the average bid and offer price for the Common Stock equals $6.485, $10.50, $14.50, $18.50, and $22.50, respectively, for twenty consecutive trading days.

Employment Agreements

The Company has employment agreements with Mr. Phillips, its President and Chief Executive Officer, and PMCIS has an employment agreement with Mr. MacKillop, the Executive Vice President and Chief Operating Officer of the Company. In addition, the Company had an employment agreement with Mr. Andrus, its former Executive Vice President. The Agreement with Mr. Phillips is dated July 26, 1995 and is for a three year-term. Either party may terminate the agreement upon 90 days' prior notice. The agreement provides for a minimum salary of $240,000 ($300,000 if the Company has pre-tax profits of at least $1,000,000), 40% of the annual bonus pool (equal to 10% of the Company's pre-tax profits), a car allowance, and participation in the Company's other benefit plans. Effective January 1, 1997, Mr. Phillips salary was increased to $300,000. If the Company terminates the agreement without cause, it will be obligated to make severance payments to Mr. Phillips in an amount equal to two-years' compensation. In addition, the agreement provides that any options granted to Mr. Phillips vest immediately upon his death or upon a change in control of the Company.

The agreement with Mr. MacKillop is dated September 23, 1997, and is for a two-year term. PMCIS may terminate the agreement at any time after the one-year anniversary of the date of the agreement by giving six months' prior written notice. The agreement provides for a minimum salary of $240,000, an annual bonus of up to $50,000, options to acquire 62,500 shares of Common Stock, and participation in the Company's other benefit plans.

The agreement with Mr. Andrus is dated July 26, 1995, was amended in December 1996, and was terminated effective January 11, 1998. It originally had a three year-term ending November 1998. 'The agreement provided for a minimum salary of $240,000, options to acquire 250,000 shares of Common Stock, and participation in the Company's other benefit plans. Effective January 1, 1997, Mr. Andrus salary had been increased to $300,000. The agreement provided that if it was terminated without cause, the Company will be obligated to make severance payments to Mr. Andrus in an amount up to one-years' compensation. In addition, the agreement provided that all options granted to Mr. Andrus vest immediately upon a change in control of the Company. On October 13, 1997, the Company notified Mr. Andrus that his affiliation with the Company as an officer and employee would cease effective January 11, 1998. Mr. Andrus' employment contract stipulated he receive severance payments in an amount equal to his base salary of $240,000, payable ratably on a semi-monthly basis for up to one year after January 11, 1998, the date of his separation from the Company. Such payments would cease sooner in the event Mr. Andrus gained employment affording him comparable compensation. However, 'the Company believes there to be sufficient basis to dispute Mr. Andrus' right to receive severance payments. The Company ceased paying Mr. Andrus in February 1998, has retained legal counsel and plans to address the matter vigorously.

ITEM 11.   SECURITY   OWNERSHIP  OF  CERTAIN   BENEFICIAL  OWNERS
        AND  MANAGEMENT.

The following table and related notes contain information concerning beneficial ownership of the Company's Common Stock as of March 16, 1998 by: (i) each person known by the Company to own beneficially more than five percent of the Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. The share amounts in this table reflect shares of Common Stock issuable upon the exercise of options and warrants exercisable within the next 60 days.

      Beneficial Ownership of the Company's Common Stock
                     as of March 27, 1998
     Shareholder          Footnotes           Shares    Percent
     ----------           ---------           ------    -------
Kenneth S. Phillips(1)    (10)(11)           688,379      14.15

Scott A. MacKillop(1)       (13)               8,750        .18

Stephen M. Ash(1)                                  0          0
Maureen E. Dobel(1)         (19)               6,563        .13

J.W. Nevil Thomas(2)      (11)(14)             7,500        .15

D. Porter Bibb(3)         (11)(15)             5,000        .10

Emmett J. Daly(4)         (12)(18)            52,500       1.07

Richard C, Hyde(5)          (12)               2,500        .05

Bedford Capital Financial   (16)             742,813      15.18
   Corporation (6)

KP3, LLC(1)                 (17)             410,961       8.46

OCH ZIFF Capital                             466,666       9.61
   Mgmt(9)

Bay Pond Partners, LP(7)                     365,832       5.56

Bay Pond Investors                           270,250       7.53
   (Bermuda) (7)

Wheatley Partners(8)                         401,916       8.27

Officers and Directors      (20)             771,192      15.67
   (8 persons)
-----------------------
FOOTNOTES:

(1) The address of Mr. Phillips, Mr. Ash, Mr. MacKillop, Ms. Dobel and KP3, LLC is 555 17th Street, 14th Floor, Denver, Colorado 80202.
(2) The address of Mr. Thomas is Scotia Plaza, Suite 4712, 40 King Street West, Toronto, Ontario M5H 3Y2.
(3) The address of Mr. Bibb is 590 Madison  Avenue,  New York,  New
    York 10022.
(4) The address of Mr. Daly is Two World Trade Center, 85th Floor, New York, New York 10048.
(5) The address of Mr. Hyde is Moreland Capital, Inc., 30050 Chagrin Boulevard, Suite 100, Pepper Pike, Ohio 44124.
(6) The address of Bedford Capital Financial Corporation is 2nd Floor, Charlotte Hs., Shirly Street, Box N964, Nassau, Bahamas.
(7) The address of Bay Pond Partners, L.P. and Bay Pond Investors (Bermuda), Ltd. Is c/o Wellington Management Company, L.L.P., 75 State Street, Boston, Massachusetts 02109.
(8) The address of Wheatley Partners is 80 Cutter Mill Road, Suite 311, Great Neck, New York 11021.
(9) The address of OCH ZIFF Capital Management is 153 East 53rd Street, 43rd Floor, New York, New York 10022.
(10)Includes  410,961  shares  owned  by  KP3,  LLC  ("KP3"),   a
    Colorado limited liability company, of which Mr. Phillips is the managing member and has the controlling ownership interest; includes 2,313 common shares underlying presently exercisable warrants.
(11)Includes   5,000   common   shares    underlying    presently
    exercisable options.
(12)Includes   2,500   common   shares    underlying    presently
    exercisable options.
(13)Includes   3,250   common   shares    underlying    presently
    exercisable options.
(14 Includes 2,500 shares owned by Mr. Thomas'  spouse,  Suzanne E.
    Thomas.  Does  not  include  shares  owned by  Bedford  Capital
    Financial Corporation ("Bedford") of which Mr. Thomas is a director and a 6.13% shareholder.
(15)Does not include 50,000 common shares underlying presently exercisable options granted to Ladenburg, Thalmann & Co., Inc., of which Mr. Bibb is a managing director.
(16)Includes  34,063  shares  underlying  presently   exercisable
    options or warrants, and 58,750 common shares owned by KP3 and included in the beneficial ownership of Mr. Phillips which Bedford may acquire pursuant to a presently exercisable option. See, "Recent Offerings."
(17)All common shares have been included in the beneficial ownership of Mr. Phillips; 58,750 common shares have been included in the beneficial ownership of Bedford.
(18)Includes 12,500 shares jointly owned with Regina Daly.
(19)Includes   6,563   common   shares    underlying    presently
    exercisable options.
(20)Based upon total common shares outstanding of 4,857,903 plus 63,376 common shares underlying presently exercisable options.

ITEM 12.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

The Company entered into an agreement with Ladenburg, Thalmann & Co., Inc., investment bankers ("Ladenburg"), in January 1995, pursuant to which Ladenburg would assist the Company in financing efforts. Ladenburg was involved in the Company's transactions with Bedford. Mr. D. Porter Bibb, a principal of Ladenburg, was named to the Company's Board of Directors in September 1995.

In July 1995, the Company borrowed $1.2 million from Bedford. As a result of this transaction and a simultaneous transaction wherein Bedford purchased 1 million shares of outstanding Common Stock of the Company from a former principal of the Company,
Bedford became a greater than 10% shareholder of the Company, with the right to acquire in excess of 50% of the Company's Common Stock. Mr. J.W. Nevil Thomas and another affiliate of Bedford were appointed to the Company's Board of Directors in connection with that transaction. See "Business--Corporate History--Bedford."

Also in July 1995, the Company's then Chief Executive Officer and a director, Marc Geman, resigned. In connection with his resignation, Mr. Geman was entitled to severance payments totaling $180,000, due in monthly payments of $15,000. As of December 31, 1996, Mr. Geman had received all of the severance payments to which he was entitled. The Company also entered into an Indemnification Agreement with Mr. Geman whereby the Company agreed to hold him harmless, in an amount not to exceed $100,000, for expenses incurred in defense of the pending investigation by the Commission. As of December 31, 1996, and September 30, 1997, a total of $50,786 and $72,000, respectively, in indemnification payments had been made by the Company under that agreement.

David L. Andrus, former Executive Vice President of the Company, participated in the June 1996 offering of debt securities and warrants. See "Business--Corporate History." Mr. Andrus purchased $100,000 of subordinated debt and received a promissory note and warrants to purchase 25,000 shares of Common Stock. In addition, certain employees of PMC participated in the offering, purchasing a total of $162,500 of subordinated debt and receiving warrants to purchase 40,625 shares of Common Stock. Mr. Andrus and the other Company employees participated in the offering on the same terms as all other investors.

In November 1996 the Company borrowed $250,000 to fund working capital requirements pending the closing of a private placement of Common Stock in December 1996. The lenders included Mr. Phillips and Mr. Andrus, the Company's President and Chief
Executive Officer and former Executive Vice President, respectively, and certain other employees of the Company. Bedford, a shareholder affiliate of the Company, and Keefe, Bruyette & Woods, Inc., the placement agent for the December 1996 Offering, were also lenders. The loans were evidenced by 12% notes to be repaid on the earlier of the closing of the December
1996 Offering or March 31, 1997. The lenders also received warrants to purchase a total of 6,250 shares of Common Stock at a price of $6.50 per share and registration rights with respect to the shares of Common Stock underlying the warrants.

In December  1996,  the Company  completed a  restructuring  of its outstanding  debt.  As  part  of  the  restructuring,  Bedford  and certain of its assignees were repaid certain of the subordinated debt held by them, exercised certain of the warrants held by them, were issued certain shares of Common Stock by the Company in cancellation of their other warrants and were issued new five-year warrants to purchase 37,500 shares of the Common Stock with an exercise price equal to the price to investors in the December 1996 Offering. As a result of these transactions, all $3 million in outstanding debt previously owed by the Company to Bedford and its assignees was eliminated. Bedford also relinquished certain rights held by it and its right to elect directors of the Company was modified such that Bedford now has the right to designate one director so long as it holds at least 10% of the outstanding Common Stock. In addition, at least one additional director must be acceptable to Bedford and the Company so long as Bedford owns at least 5% of the outstanding Common Stock. Bedford also retained demand and piggyback registration rights with respect to restricted securities acquired by it from the Company. In connection with the restructuring, the Company's consulting agreement with Nevcorp, Inc., was terminated. See "Business--Corporate History--December 1996 Restructuring."

In connection with the December 1996 restructuring, the investors in the December 1995 and June 1996 Offerings exercised their warrants to purchase an aggregate of 375,000 shares of Common Stock and surrendered canceled promissory notes in the aggregate principal amount of $1,500,000 in satisfaction of the exercise price for the warrants. In connection with the exercise of warrants and cancellation of debt, the investors also received, pro rata, five-year warrants to purchase an aggregate of 37,500 shares of Common Stock at an exercise price of $8.50 per share. The brother and father of Mr. Phillips, the Company's President and Chief Executive Officer, Mr. Andrus, former Executive Vice President of the Company, and certain other employees of the Company, participated in the restructuring on the same terms as the other parties.

As part of the September 1997 Offering, Emmett J. Daly and J.W. Nevil Thomas, directors of the Company, Scott A. MacKillop, the President of PMCIS and current Executive Vice President, Chief Operating Officer and director of the Company, Michael T. Wilkinson, former director and principal shareholder of PMCIS and two other PMCIS employees, participated in the offering. All of these individuals participated in the offering on the same terms as all other investors.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

A.   Exhibits

   3.1      Articles of Incorporation of the Company (1)
   3.2      Bylaws of the Company (2)
  10.1      Stock Purchase  Agreement among PMC  International,  Inc.,
              Michael T. Wilkinson, Scott A. MacKillop, Gary A. Miller, Michael J. Flinn, Jared L. Shope, Graham L.
              Guy, John W. Burgin, and ADAM Investment Services, Inc., dated as of July 25, 1997 (3)
  10.2      Non-Compete  Agreement  between ADAM Investment  Services,
              Inc., and Michael T. Wilkinson (3)
  10.3      Employment  Agreement  between ADAM  Investment  Services,
              Inc., and Scott A. MacKillop (3)
  10.4      Form of  Subscription  Agreement  between  the Company and each of the purchasers in the ADAM Private Placement (4)
  21.1      List of Subsidiaries (4)
  23.1      Consent  of  Spicer  Jeffries  &  Co.,   Certified  Public
              Accountants

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-37800) dated November 15, 1990.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 333-21335) dated February 7, 1997.
(3) Incorporated by reference from the Company's Current Report on Form 8-K (Commission File No. 0-14937), dated October 9, 1997.
(4) Incorporated by reference from the Company's Registered Statement on Form SB-2 (File No. 333-40805), dated February 6, 1998.

B.  Report on Form 8-K

The Company filed a report on Form 8-K dated October 9, 1997, describing the acquision of ADAM Investment Services, Inc., now known as PMC Investment Services, Inc. The report included financial statements for ADAM as of December 31, 1996 and 1995 and certain pro forma financial information.

SIGNATURES

in accordance with Section 13 or 15(d) of Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PMC  INTERNATIONAL,  INC.


                                    By: /s/  Kenneth S. Phillips
                                        -----------------------------
                                        Kenneth S. Phillips
                                        President,  Chief Executive
                                        Officer


                                    By: /s/  Stephen M. Ash
                                        -----------------------------
                                        Stephen M. Ash,  Treasurer,
                                        Principal Financial and Accounting
                                        Officer

                                          Date:   March 30, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                   Title                 Date


/s/ Kenneth S. Phillips
----------------------------
Kenneth S. Phillips             President, Chief      March 30, 1998
                               Executive Officer,
                                    Director
/s/ Scott A. MacKillop
----------------------------
Scott A. MacKillop               Executive Vice       March 30, 1998
                                   President,
                            Chief Operating Officer,
                                    Director
/s/  Maureen E. Dobel
----------------------------
Maureen E. Dobel                General Counsel,      March 30, 1998
                              Corporate Secretary
                                    Director

/s/  J.W. Nevil Thomas
----------------------------
J.W. Nevil Thomas                   Director          March 30, 1998

/s/ D. Porter Bibb
----------------------------
D. Porter Bibb                      Director          March 30, 1998

/s/  Emmett J. Daly
----------------------------
Emmett J. Daly                      Director          March 30, 1998

/s/  Richard C. Hyde
----------------------------
Richard C. Hyde                     Director          March 30, 1998

                       PMC INTERNATIONAL, INC.
                          AND SUBSIDIARIES

                              CONTENTS
                        ======================


Financial statements for the years ended
December 31, 1997 and 1996

      Independent Auditors' Report                              F-2

      Consolidated Balance Sheets                               F-3

      Consolidated Statements of Operations                     F-4

      Consolidated Statements of Changes in
        Shareholders' Equity (Deficit)                          F-5

      Consolidated Statements of Cash Flows                     F-6

      Notes to Consolidated Financial Statements                F-8

                                                                    PMC INTERNATIONAL, INC.

                                                                       AND SUBSIDIARIES

                                                                   CONSOLIDATED BALANCE SHEETS
                                                                    DECEMBER 31, 1997 AND 1996

                                     ASSETS                                                1997                  1996
                                     ------                                                ----                  ----

CASH AND CASH EQUIVALENTS (Notes 1 and 7)                                            $      2,953,740     $       6,499,390

RECEIVABLES:
    Investment management fees                                                              1,041,390               113,778
    Other receivables                                                                         166,221               187,109

FURNITURE AND EQUIPMENT, at cost, net of accumulated
    depreciation of $1,277,801 and $539,782                                                   965,168               604,085

SOFTWARE AND PRODUCT DEVELOPMENT COSTS,
    at cost, net of accumulated amortization of
        $963,469 and $352,971 (Note 1)                                                      1,208,713               843,272

PREPAID EXPENSES AND OTHER ASSETS                                                           1,023,364               340,006

LONG TERM NOTES RECEIVABLE (Note 2)                                                           623,115               575,804

GOODWILL (net of amortization of $146,096) (Note 1)                                         5,394,606                     -
                                                                                    -----------------      ----------------

                                                                                         $ 13,376,317     $       9,163,444
                                                                                    =================      ================
                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Accounts payable                                                                 $      1,687,967     $         839,095
    Accrued expenses                                                                          644,012               535,520
    Other liabilities                                                                         104,125               730,909
    Deferred revenue                                                                        1,307,382               552,868
    Notes payable (Note 6)                                                                    366,158                14,694
    Obligations under capital leases (Note 7)                                                 384,986               219,821
                                                                                    -----------------      ----------------

            Total liabilities                                                               4,494,630             2,892,907
                                                                                    -----------------      ----------------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 3):
    Preferred stock - no par value - authorized 5,000,000 shares;
issued and outstanding, 138,182 and 175,897 shares                                            345,455               439 742
    Common stock, $.01 par value - authorized, 50,000,000 shares;
issued and outstanding, 4,857,903 and 3,617,939 shares                                         48,579                36 179
    Additional paid-in capital                                                             22,977,526            16,461,953
    Deficit                                                                               (14,489,873)          (10,667,337)
                                                                                    -----------------      ----------------
            Total shareholders' equity                                                      8,881,687             6,270,537
                                                                                    -----------------      ----------------
                                                                                     $     13,376,317     $       9,163,444
                                                                                    =================      ================




                                                                    PMC INTERNATIONAL, INC.
                                                                       AND SUBSIDIARIES

                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                        DECEMBER 31, 1997 AND 1996

                                                                                           1997                  1996
                                                                                           ----                  ----
REVENUE:
    Investment management fees (Note 1)                                              $     14,668,348     $       9,944,544
    Other income                                                                              194,366               142,337
                                                                                    -----------------      ----------------
            Total revenue                                                                  14,862,714            10,086,881
                                                                                    -----------------      ----------------
EXPENSES:
    Investment manager and other fees                                                       8,151,912             5,580,846
    Salaries and benefits                                                                   5,039,136             3,524,825
    Clearing charges and user fees                                                            613,794               813,239
    Advertising and promotion                                                               1,060,930               830,140
    General and administrative                                                              1,317,354             1,098,895
    Software development costs                                                                272,772               132,392
    Occupancy and equipment costs                                                           1,708,714             1,125,744
    Professional fees                                                                         520,638               827,292
    Settlement expense                                                                              -               155,000
                                                                                    -----------------      ----------------
            Total expenses                                                                 18,685,250            14,088,373
                                                                                    -----------------      ----------------

NET LOSS                                                                             $     (3,822,536)    $      (4,001,492)
                                                                                      ===============      ================
NET LOSS PER COMMON SHARE (Note 1)                                                   $          (0.98)    $           (2.85)
                                                                                      ===============      ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING (Note 1)                                                                      3,961,768             1,425,509
                                                                                    =================      ================

                                                     PMC INTERNATIONAL, INC.
                                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                    DECEMBER 31, 1997 AND 1996
                                                                                                                        Total
                                                 Common Stock        Additional  Preferred                           Shareholders'
                                                 ------------        Paid - In    Stock                                 Equity
                                               Shares     Amount      Capital    Shares    Amount        Deficit       (Deficit)
                                              --------   -------      -------    ------    ------        -------      -----------

BALANCES, December 31, 1995
  as previously stated                        5,555,713  $ 55,556   $3,523,909   349,017 $ 872,543  $  (6,665,845)   $(2,213,837)

   Stock Split effected (Note 1)             (4,166,785)  (41,667)      41,667        -          -              -           -
                                             ----------  --------  -----------  -------- ---------  -------------    ------------

BALANCES, December 31, 1995 as restated       1,388,928    13,889    3,565,576   349,017   872,543     (6,665,845)    (2,213,837)

   Stock options exercised                          250         2        1,373         -         -              -          1,375

   Notes payable converted to common stock      875,000     8,750    2,515,000         -         -              -      2,523,750

   Preferred stock converted to common stock     59,511       595      432,206  (173,120) (432,801)             -              -

   Issuance of stock                          1,294,250    12,943   10,988,182         -         -              -     11,001,125

   Less stock issuance costs                          -         -   (1,040,384)        -         -              -     (1,040,384)

   Net loss                                           -         -            -         -         -     (4,001,492)    (4,001,492)
                                             ----------  --------  -----------  -------- ---------  -------------    ------------

BALANCES, December 31, 1996                   3,617,939    36,179   16,461,953   175,897   439,742    (10,667,337)     6,270,537

   Stock options exercised                        6,250        63       26,812         -         -              -         26,875

   Issuance of stock                          1,220,749    12,207    7,312,287         -         -              -      7,324,494

   Preferred stock converted to common stock     12,965       130       94,157   (37,715)  (94,287)             -              -

   Less stock issuance costs                          -         -     (917,683)        -         -              -       (917,683)

   Net loss                                           -         -            -         -         -     (3,822,536)    (3,822,536)
                                             ----------  --------  -----------  -------- ---------  -------------    ------------

BALANCES, December 31, 1997                   4,857,903  $ 48,579  $22,977,526   138,182 $ 345,455  $ (14,489,873)  $  8,881,687
                                             ==========  ========  ===========  ======== =========  =============    ============


                                                                    PMC INTERNATIONAL, INC.
                                                                       AND SUBSIDIARIES

                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        DECEMBER 31, 1997 AND 1996
                                                                  INCREASE (DECREASE) IN CASH

                                                                                 1997               1996
                                                                                 ----               ----
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                             $     (3,822,536) $      (4,001,492)
      Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                           1,137,790            537,522
          Accretion of discount on note receivable                                  (96,590)           (67,181)
          Changes in operating assets and liabilities:
              Investment management fees receivable                                (736,202)          (105,981)
              Other receivables                                                      (5,738)           (97,273)
              Prepaid expenses and other assets                                     121,788           (119,401)
              Accrued expenses                                                      108,492           (172,377)
              Accounts payable                                                      525,947           (597,029)
              SEC settlement distribution                                          (605,591)              -
              Other liabilities                                                     (21,193)           159,520
              Deferred revenue                                                      (21,547)           141,521
                                                                             --------------     --------------

                  Net cash used in operating activities                          (3,415,380)        (4,322,171)
                                                                             --------------     --------------


  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture and equipment                                          (303,028)          (376,574)
      Reduction of long-term note receivable                                        345,582            393,854
      Issuance of notes receivable                                                 (301,613)                 -
      Acquisition of ADAM, net of cash acquired                                  (5,104,007)                 -
      Cost of software development                                               (1,027,163)          (295,022)
                                                                             --------------     --------------

                  Net cash used in investing activities                          (6,390,229)          (277,742)
                                                                             --------------     --------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable                                                         -          3,125,000
      Principal payments on notes payable                                            (8,536)        (2,234,026)
      Payments on obligations under capital lease                                  (165,191)           (67,672)
      Sale of common stock, less offering costs                                   6,406,811          9,960,741
      Proceeds from exercise of stock options                                        26,875              1,375
                                                                             --------------     --------------

                  Net cash provided by financing activities                       6,259,959         10,785,418
                                                                             --------------     --------------

  NET INCREASE (DECREASE) IN CASH                                                (3,545,650)         6,185,505

  CASH, at beginning of year                                                      6,499,390            313,885
                                                                             --------------     --------------

  CASH, at end of year                                                     $      2,953,740  $       6,499,390
                                                                             ==============     ==============

                                                                    PMC INTERNATIONAL, INC.
                                                                       AND SUBSIDIARIES

                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        DECEMBER 31, 1997 AND 1996
                                                                  INCREASE (DECREASE) IN CASH
                                                                          (Continued)

                                                                                    1997                    1996
                                                                                    ----                    ----

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid for interest                                                  $          34,137      $       367,180
                                                                               ==============         ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Purchase of equipment via capital lease obligation                      $         330,356      $       205,433
                                                                               ==============         ============
    Conversion of preferred stock to common stock                           $          94,287      $       432,801
                                                                               ==============         ============
    Conversion of notes payable to common stock                             $            -         $     2,523,750
                                                                               ==============         ============
    Transfer of assets via accounts receivable at net book value            $          43,002      $             -
                                                                               ==============         ============
    The Company purchased all of the capital stock of
    ADAM for $5,163,386.  In connection with the
    acquisition, liabilities were assumed as follows:

        Fair value of assets acquired                                       $       6,622,370
                                                                               ==============
        Cash paid for the capital stock                                            (5,163,386)
                                                                               ==============
            Liabilities assumed                                             $       1,458,984
                                                                               ==============

                      PMC INTERNATIONAL, INC.
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1997 AND 1996
            ==========================================

NOTE 1 -  ORGANIZATION   AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING
          POLICIES

Organization

On September 23, 1993, the shareholders of Schield Management Company ("Schield") approved an exchange of common stock of Schield for all of the outstanding common stock of Portfolio Management Consultants, Inc. ("PMC") and a name change from Schield to PMC International, Inc. ("PMCI" or the "Company"). The share exchange was completed on September 30, 1993 and as a result of this transaction, PMC is a wholly owned subsidiary of PMCI. The share exchange between Schield and PMC was treated as a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, PMC was considered the acquiror for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Schield.

On September 24, 1997, PMCI completed its acquisition (the "Acquisition") of PMC Investment Services, Inc., ("PMCIS") formerly ADAM Investment Services, Inc. ("ADAM"), a Delaware Corporation, and its wholly owned subsidiary, Optima Funds, Inc., ("Optima") a Georgia corporation, pursuant to a Stock Purchase Agreement dated July 25, 1997 ("the Agreement") among the Company, ADAM and ADAM's shareholders. PMCI acquired all of the issued and outstanding shares of common stock of ADAM from its shareholders in consideration for payment of $5 million at closing and two earn-out payments on the first and second anniversary dates of the closing. The first earn-out payment will equal 1.0% of ADAM's standard fee assets under management in excess of $500 million, determined on the one-year anniversary of the closing of the Acquisition, not to exceed $2.0 million, plus interest thereon at a rate of 8.75%. The second earn-out payment will equal 1.0% of ADAM's standard fee assets under management in excess of $700 million, determined on the two-year anniversary of the closing of the Acquisition, not to exceed $2.0 million. The Acquisition was accounted for using the purchase method of accounting. The excess of the cost of the Acquisition over the fair value of the assets acquired and liabilities assumed was recorded as goodwill. The Acquisition was funded from the proceeds of a private placement of PMCI common stock which also closed on September 24, 1997. The Company raised approximately $6.4 million by selling 1,220,749 shares of PMCI common stock at $6.00 per share.

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

                     PMC INTERNATIONAL, INC.
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1997 AND 1996
            ==========================================

NOTE 1 -  ORGANIZATION   AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING
          POLICIES (continued)

Organization (continued)
In June, 1994, Portfolio Brokerage Services, Inc. ("PBS") was capitalized through a series of transactions with PMCI and PMC, whereby PBS became a wholly owned subsidiary of PMCI by issuing 1,000 shares of its common stock in exchange for certain assets and liabilities with a book value of $1,532,332. PBS is engaged in business as a securities broker-dealer. As a broker-dealer it executes security transactions for PMC's privately managed account programs, on behalf of its customers, through the customer's custodian bank on a delivery versus payment basis.

Portfolio Technology Service, Inc. ("PTS"), a wholly owned subsidiary of PMCI, was organized in June, 1994 but had no operations until 1995. PTS was formed for the purpose of developing proprietary software for use in the financial services industry.

ADAM was formed in 1980 to provide investment consulting services to institutional investors. ADAM's primary services are based around mutual funds. ADAM offers 17 model portfolios constructed using no-load mutual funds and funds available at net asset value. ADAM's mutual fund portfolios are offered as options for use by 401(k) plans and with an insurance company within a variable annuity contract.

The accompanying consolidated financial statements include the historical accounts of PMC for all periods and the accounts of PMCI since September 30, 1993, PBS and PTS since inception and
ADAM since September 24, 1997. All intercompany accounts and transactions have been eliminated in consolidation.

On December 15, 1997, at the Annual Meeting of Shareholders of the Company, the Shareholders of the Company approved a 1 for 4 reverse split of the Common Stock (the "Reverse Split"). On December 30, 1997, the Company effected the Reverse Split to all shareholders of record as of December 30, 1997.

Unless   otherwise  noted,  all  references  to  shares  and  share
prices,  including  retroactive  treatment,   reflect  the  Reverse
Split.

Significant Accounting Policies

Revenue from investment management services is recorded as such revenues accrue under the terms of the related investment management contracts. A specific charge to earnings is recorded when a significant and permanent contingency exists; primarily the inability to collect amounts due according to contract terms.

                      PMC INTERNATIONAL, INC.
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1997 AND 1996
            ==========================================

NOTE 1 -  ORGANIZATION   AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING
          POLICIES (continued)

Significant Accounting Policies (continued)

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

The Company has developed a windows-based software program for sale to financial product distribution entities. The product is designed to guide clients of these entities through the process of choosing appropriate combinations of mutual funds for their own portfolios. The majority of costs incurred to establish the technological feasibility of this product were borne by unrelated individuals prior to the product being introduced to the Company. Prior to achieving technological feasibility in 1995, the Company incurred approximately $50,000 in research and development costs after receiving the products from the unrelated individuals. All subsequent costs incurred directly related to the development of the software were capitalized. Capitalized costs are being amortized over the economic life of the software, which in this case is three years. It is the Company's policy to amortize and evaluate software for net realizable value on a product-by-product basis. The software became available for sale during 1996. The Company generates revenues from four sources: license fees, customization fees, a continuing fee equal to a percentage of assets under management of the end users purchasing such software, and annual maintenance fees. Costs of maintenance and customer support are charged to expense when the related revenue is recognized, or when those costs are incurred, whichever occurs first.

During 1997, PMC entered into agreements with certain clients to provide customized software, advisory, consulting and reporting services in connection with the clients' investment advisory services. PMC has capitalized product development costs consisting of salaries and other direct costs relating to these products. These costs are being amortized on the straight line method over the terms of the related contracts.

The Company provides for depreciation of furniture and equipment on the straight line and declining balance methods based on estimated lives of three to seven years.

Goodwill,   which  resulted  from  the   acquisition  of  ADAM,  as
described above, is being amortized over a period of 120 months.

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

                      PMC INTERNATIONAL, INC.
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1997 AND 1996
            ==========================================

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

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive. Dividends on cumulative preferred stock, of $44,909 and $57,166 for the years ended December 31, 1997 and 1996 respectively, have been added back to the net loss in computing the net loss per share.

The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in its financial statements for the year ended December 31, 1996. The adoption of SFAS 121 had no material affect on the Company's financial statements. The Company reviews its long-lived assets for impairment to determine if the carrying amount of the asset is recoverable.

Certain 1996 amounts have been reclassified to conform to 1997 presentation.


NOTE 2 -  LONG TERM NOTES RECEIVABLE

In connection with the Schield reverse acquisition, the Company acquired a long term note receivable related to the sale of Schield's market timing operations from an entity controlled by a founder of Schield. The note is payable in monthly installments of $32,000, including interest, through August, 1998. The note was recorded at its estimated fair value as of September 30, 1993. The discount from the face amount of the note receivable is a credit to interest income over the life of the note using the interest method. The principal balance of the note as of December 31, 1997 is $379,377 compared to its carrying amount of $349,332. While the original transaction involved a transfer of operations, the transaction was handled on an arms length basis. The Company did not provide any guarantee of the obligations of the buyer and had no further involvement with the business after the sale. As of December 31, 1997, the Company agreed to defer the September 1997 through December 1997 payments; these payments were made in January 1998.

                      PMC INTERNATIONAL, INC.
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1997 AND 1996
            ==========================================

NOTE 2 -  LONG TERM NOTE RECEIVABLE (continued)

During January, 1997, the Company authorized financing of 38,672 shares of PMCI's common stock which had been purchased and owned by a number of PMC employees, including one officer, as part of a private sale of stock by a shareholder of the Company in 1993. This purchase was originally financed through a bank loan which came due on December 31, 1996. The balloon amount due at the expiration of the loan was $142,093, $46,300 from the one officer and $95,793 from employees of the Company that are not officers or directors. In January, 1997 PMCI paid off the prior bank loan and financed this amount for its employees as notes receivable, collateralized by the underlying stock. PMCI is receiving installments in the amount of $3,435 collected through payroll deductions. These notes will mature on December 31, 1999, with balloon payments of $38,825 due from employees. At December 31, 1997, $118,057 was included in notes receivable related to these notes.

During 1997, the Company loaned a limited liability company owned and controlled by the Company's president and chief executive officer, (the "LLC") amounts sufficient to pay interest on a bank loan guaranteed by the Company (see Note 7). The balance of such loan at December 31, 1997 was $155,726 including accrued interest. The loan matures on December 31, 1998.


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

As of January 15, 1998, cumulative dividends in arrears totaled approximately $298,400.

                      PMC INTERNATIONAL, INC.
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1997 AND 1996
              ==========================================

NOTE 3 -  SHAREHOLDERS' EQUITY (continued)

Common Stock

During December, 1996, the Company issued 2,229,011 shares of its common stock through several issuances. First, a private placement was completed whereby 1,294,250 shares were issued for cash of $11,001,125 less offering costs of $1,040,384. Secondly, convertible promissory notes issued in December, 1995 and the first half of 1996 in the amount of $1,500,000 were repaid and the proceeds were used to exercise warrants for 375,000 common shares, and 37,500 new warrants were issued to the noteholders in connection therewith (see Note 6). Thirdly, in connection with the shareholder note payable as described in Note 6, warrants to purchase 255,938 shares of common stock were exercised for cash of $1,023,750 and warrants to purchase 494,062 shares of common stock were exchanged for 244,062 shares of common and 37,500 new warrants. Additionally, certain preferred shareholders exercised their conversion rights and exchanged 173,120 preferred shares for 59,511 shares of common.

During January, 1997, certain shareholders voluntarily exchanged 37,715 shares of Preferred Stock for 12,965 shares of common stock.

In September 1997, the Company issued 1,220,749 shares of common stock in a private placement for cash of $7,324,494 less offering costs of $917,683.

NOTE 4 -  INCOME TAXES

The Company has an unused net operating loss carryforward of approximately $11,000,000 for income tax purposes, $1,200,000 expiring in 2009, $1,800,000 in 2010, $3,800,000 in 2011 and the
remainder expiring in 2012. This net operating loss carryforward may result in future income tax benefits of approximately
$4,300,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                       1997        1996
                                    ===========  ==========
Deferred tax liabilities            $        -   $       -
                                    ===========  ==========
Deferred tax assets
  Net operating loss carry forwards  4,276,800   2,579,000
  Legal settlement                           -     233,300
                                    -----------  ----------
  Total deferred tax assets          4,276,800   2,812,300
  Valuation allowance for deferred
     tax assets                     (4,276,800) (2,812,300)
                                    ===========  ==========
                                    $        -   $       -
                                    ===========  ==========

The valuation allowance for deferred tax assets was increased by $1,464,500 and $1,487,800 during 1997 and 1996, respectively.

                      PMC INTERNATIONAL, INC.
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1997 AND 1996
            ==========================================

NOTE 5 -  REGULATORY REQUIREMENTS

PBS is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance  of minimum net  capital.  At December  31,  1997,  PBS had net capital  and net capital  requirements  of  $1,145,758  and
$100,000, respectively. The Company's net capital ratio (aggregate indebtedness to net capital) was .09 to 1. According to Rule 15c3-1, PBS's net capital ratio shall not exceed 15 to
1. On a consolidated basis, as a result of the requirement, net assets of $120,000 are unavailable for any purpose other than meeting PBS's net capital requirements at December 31, 1997.

NOTE 6 -  NOTES PAYABLE

Notes payable consist of the following:
                                            1997           1996
                                         -----------    -----------
5%   note    payable   to   a   former
stockholder    of   ADAM    Investment
Services,  Inc., unsecured,  requiring
annual    principal    and    interest    $ 240,000     $        -
payments  and  maturing   February  9,
1999.

11%   note   payable   to   a   former
shareholder    of   ADAM    Investment
Services,    Inc.,   unsecured,    due      120,000              -
February    5,   2000,    payable   in
quarterly  payments of  principal  and
interest.

11.5% note payable to  shareholder(s),
unsecured,   due   August   1,   1998,
payable  in  monthly  installments  of        6,158         14,694
$832 including interest.
                                         -----------    -----------
                                          $ 366,158     $   14,694
                                         ===========    ===========

In 1995 a shareholder acquired 250,000 shares of the Company's common stock in a private transaction with another individual and loaned the Company $1,200,000. In connection with this loan, a warrant to purchase 300,000 shares of common stock at $4.00 per share (see Note 3) was also received. In addition, the shareholder obtained an option to lend the Company an additional $1,800,000 and received warrants similar to those issued in
connection   with  the  initial  loan.    This
shareholder exercised its option and loaned the Company an additional $1,800,000 through several partial exercises through July 9, 1996, and received 450,000 warrants to purchase common shares. On December 24, 1996, the shareholder and the Company entered into an agreement whereby (1) the Company would remit $1,976,250 against the principal amount of the loan, (2) the shareholder would exercise warrants to purchase 255,938 common shares at $4.00 per share to be used against the remaining principal balance, and (3) the shareholder would exchange its remaining warrants for 244,062 shares of common stock and 37,500 warrants to purchase common stock at $8.50 per share.

In November, 1996, the Company borrowed $250,000 from the Company's President, Executive Vice President, Company employees, a shareholder, and the Company's investment bankin firm on a short-term basis carrying interest at 12%. In December, 1996 these amounts were repaid through the proceeds of the private offering (see Note 3).

                      PMC INTERNATIONAL, INC.
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1997 AND 1996
            ==========================================

NOTE 6 -  NOTES PAYABLE (continued)

On December 14, 1995, the Company commenced a private offering of units. Each unit consisted of a promissory note with limited conversion rights in the principal amount of $1,000 and a warrant to purchase 250 shares of common stock at a price per share equal to the greater of $4.00 or the market price on the initial closing date of the offering. If the notes were not paid by the due date, the notes, at the option of the holder, became convertible into shares of the Company's common stock on the basis of one share for each $4.00 of unpaid principal and interest. On May 7, 1996 a second private offering of units commenced with similar terms and, after completion, $1,500,000 of promissory notes were outstanding from both offerings. Prior to the due date of the notes, the Company asked its noteholders to apply their principal balance against the exercise price of their warrants and, in addition, they would also receive warrants to purchase 37,500 shares of the Company's stock at an exercise price of $8.50 per share. Subsequently, the noteholders agreed to this arrangement.

As of December 31, 1997, maturities of notes payable are as follows:

       December 31,           Amount
       ------------           ------
          1998               $166,158
          1999                160,000
          2000                40,000
                           -----------

                             $ 366,158
                           ===========



Interest expense for the years ended December 31, 1997 and 1996 was $43,227 and $331,008 respectively.


NOTE 7 -  COMMITMENTS AND CONTINGENCIES

PMC had been under a formal order of private investigation by the Securities and Exchange Commission relating to certain aspects of PMC's former practice of principal trading. PMC discontinued this practice in April, 1994. In 1995, the Company submitted a settlement proposal to the Commission, without admitting or denying liability, on behalf of PMC under a plan pursuant to which PMC should disgorge its net trading profits realized from principal trading together with prejudgment interest in an amount estimated to be $465,000. In 1996, the settlement was accepted by the Commission with the total amount payable, including accrued interest, approximating $616,000. At December 31, 1997, approximately $9,400 is included in other liabilities in the accompanying financial statements.

                      PMC INTERNATIONAL, INC.
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1997 AND 1996
            ==========================================

NOTE 7 -  COMMITMENTS AND CONTINGENCIES (continued)

In January, 1997, LLC, mentioned in Note 2, borrowed $1,750,000 from a bank with a due date of December 31, 1997. The purpose of the loan was to finance payment of the deferred portion of the purchase price of 410,961 shares of Common Stock owned by the LLC that were purchased from a former officer of the Company at the time of his departure. In connection with this borrowing, the Company agreed to collateralize the loan on behalf of the LLC. Accordingly, $1,890,000 of cash was restricted for this purpose. Subsequently, the Company renegotiated the arrangement with another bank and accordingly, as of December 31, 1997, $1,422,264 included in cash and cash equivalents in the accompanying balance sheet is restricted under this arrangement with the Company guaranteeing the uncollateralized balance. The Company also agreed to loan the LLC amounts sufficient to pay interest on the loan so long as the amount of loans made and bank collateral provided would not exceed $2,000,000. As of December 31, 1997, (see Note 2) the Company has loaned the LLC $150,400 designated to pay the interest on the bank loan. The LLC has agreed to reimburse the Company for any amounts paid by the Company toward the loan or for collateral applied to the loan, including interest at an annual rate of 9%, and has granted the Company a security interest in 323,461 shares of the Company's common stock held by it.

The Company leases office space and equipment under various operating and capital leases. Included in furniture and equipment is $562,532 of equipment under capital leases at December 31, 1997 and accumulated depreciation relating to these leases of $219,198.

Future minimum lease payments under noncancelable leases as of December 31, 1997 are as follows:

                                                      Principal
  Year ending                                            due
  December 31,       Operating        Capital       Capital Lease
--------------       ---------        -------       -------------
     1998            $ 681,334       $ 230,421      $  203,023
     1999              812,782         147,473         136,628
     2000              828,340          46,908          45,335
     2001              568,716            -              -
     2002              574,176            -              -
                     ---------       ---------      ----------
                    $3,465,348         424,802      $  384,986
                    ==========                      ==========
Less amount representing interest       39,816
                                     ---------
Present value of net minimum
   lease payments                    $ 384,987
                                     =========
Total rent expense for facilities and equipment for the years ended December 31, 1997 and 1996, was $628,551 and $471,339, respectively.

                      PMC INTERNATIONAL, INC.
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1997 AND 1996
            ==========================================

NOTE 7 -  COMMITMENTS AND CONTINGENCIES (continued)

The Company has historically incurred net losses and accordingly experienced cash flow problems. As a result of the acquisition of ADAM, the Company is obligated to make a deferred purchase payment on September 24, 1998. The payment will be equal to 1.0%
of   certain   ADAM   assets   under   management   in   excess  of
$500,000,000, with the payment not to exceed $2,000,000 plus interest. As of December 31, 1997, this payment would not be able to be made
principally   due  to  the  fact   that   $1,400,000   of  cash  is
restricted. In addition, through the first quarter of 1998, continuing losses from operations have resulted in the Company's cash balances decreasing further. In March 1998, the Company implemented a cost reduction plan. Management believes that this plan along with projected increases in revenues and deferral of payments of expenses should allow the Company to continue without requiring additional resources, excluding the ADAM payment. The Company is currently investigating sources of short and long term capital to meet the ADAM payment as well as working capital needs. Should additional capital not be raised, the Company will be required to restructure the terms of the ADAM payment, to remove the restriction from its cash balances, restructure its operations or a combination of the above.

NOTE 8 -   STOCK OPTIONS AND WARRANTS

The Company has an equity incentive stock option plan. The Plan was adopted by the Company's Board of Directors on November 12, 1997, and approved by shareholders on December 15, 1997. The Board believes that approval of the Plan is in the best  interests  of the  Company.  The  purpose  of the  Plan is to
provide  incentives  to  attract,   retain  and  motivate  eligible
persons whose present and potential contributions are important to the success of the Company, by offering them an opportunity to participate in the Company's future performance through awards of options and stock bonuses. Options totaling 177,386 were granted in 1998 under the Plan. Also the Company has granted options to officers, employees, shareholders and certain other individuals and entities. These plans and arrangements allow these parties to purchase common stock of the Company generally at the market value of the stock at date of grant. Options are generally for a five-year term, however, in certain instances the term is longer.

In addition, common stock warrants have been issued in connection with certain private offerings of stock and debt. At December 31, 1997, warrants to purchase common stock at various prices were outstanding which expire as follows:

      Expiration                      Exercise
      Date               Warrants     Price
      --------------     --------     -----
      December, 1998       75,000     $6.48
      June, 2001           50,000      4.00
      November, 2001        6,250      6.50
      December, 2001      137,500      8.50
                         --------
                          268,750
                         ========

                      PMC INTERNATIONAL, INC.
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1997 AND 1996
            ==========================================

NOTE 8 -  STOCK OPTIONS AND WARRANTS (continued)

The following table describes  certain  information  related to the
Company's  compensatory  stock option activity for the years ending
December 31, 1997 and 1996.
                                               1997               1996
                                        -------------------  -------------------

                                                   Weighted             Weighted
                                                   Average              Average
                                        Number     Exercise    Number   Exercise
                                        of Options Prices    of Options Prices
                                        ---------- ------    ---------- -------
Outstanding, beginning of year            627,625    5.80     254,000     5.68

 Grants during year -
   Exercise price equals
      market price                        209,795    7.07     338,125     5.60
   Exercise price greater than
      market price                              -       -      50,000     6.24
 Exercised during year                     (6,250)   4.30        (250)    5.52
 Forfeited during year                    (56,750)   5.17      (5,500)    4.52
 Expired during year                      (13,125)  10.00      (8,750)   11.16
                                          -------   -----     -------    -----
 Outstanding, end of year                 761,295    6.03     627,625     5.80
                                          =======             =======
 Exercisable                              519,000    5.68     350,125     5.80
                                          =======             =======
The weighted average grant date fair value of the options granted in 1997 and 1996 was as follows:

                                         1997       1996
                                      --------  --------
       Exercise price equals
         market price                 $   3.40  $   2.68

       Exercise price is greater than
         market price                 $      -  $   4.12

During 1996, the fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5.71% to 6.56%; dividend yield of -0-%; expected lives of five to six years; and volatility of 37.2% to 44.2%.

                      PMC INTERNATIONAL, INC.
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1997 AND 1996
            ==========================================

NOTE 8 -  STOCK OPTIONS AND WARRANTS (continued)

A summary of the Company's outstanding and exercisable stock options as of December 31, 1997 are as follows:
                                                      Weighted Average
                       Number                             Remaining
    Range of            of          Weighted Average     Contractual
 Exercise Prices      Options        Exercise Price     Life (months)
------------------  ----------   -------------------- -----------------
      $4.00 - $5.50
         Outstanding   251,625            $  4.64             19
         Exercisable   251,625               4.64             21

      $6.00 - $6.50
         Outstanding   417,170               6.24             40
         Exercisable   217,375               6.23             21

      $7.50 - $8.50
         Outstanding    62,500               8.37             49
         Exercisable    50,000               8.50             48

      $10.00
         Outstanding    30,000              10.00             57
         Exercisable         -                  -              -

As previously described, the Company applies APB 25 and related Interpretations in accounting for its stock options.
Accordingly,   no  compensation  cost  has  been  recognized.   Had
compensation cost for the Company's vested options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's net loss and loss per share would have resulted in the pro-forma amounts indicated below:

                               1997              1996
                           -----------       -----------
Net loss                   $(3,860,050)      $(5,111,682)
                           ===========       ===========
Net loss per share           $    (.99)      $     (3.63)
                           ===========       ===========

NOTE 9 -   EMPLOYEE BENEFIT PLAN

Salary deferral "401(k)" plan

The plan allows employees, who have completed one year of employment and at least 1,000 hours service, to defer up to 15% of their salary. The Company match employee contributions by an amount determined annually by the board of directors. Only contributions up to the first 6% of an employee's salary will be considered for the match.

                      PMC INTERNATIONAL, INC.
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1997 AND 1996
            ==========================================


NOTE 10 -  RISKS AND UNCERTAINTIES

The Company's revenues are primarily derived from a percentage of the assets under the management of its distribution channels. Assets under management are impacted by both the extent to which the Company attracts new, or loses existing clients and the appreciation or depreciation of the U.S. and international equity and fixed income markets. A downturn in general economic conditions could cause investors to cease using the products, including its proprietary software products, and services of the Company or its distribution channels.

The Company has deposits in banks in excess of the FDIC insured amount of $100,000. The amounts in excess of the $100,000 are subject to loss should the banks cease business.

The Company has been notified of a threatened litigation form a former employee alleging damages of $1,190,000. Management, after review and discussion with counsel, believes the Company has meritorious defenses and intends to vigorously defend itself in this matter, but it is not feasible to predict the final outcome at the present time.

NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS  107  requires  disclosure  of the  fair  value  of  financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

The carrying amount of receivables, accounts payable, accrued expenses and other liabilities approximates fair value because the collection or payments on those instruments are expected in the short term.

The long term note  receivable  was  discounted  at inception  (see
Note 2) and at December 31, 1997, discounting the note at the current interest rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities yields a fair value which approximates the carry value.

Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the carry value of obligations under capital leases approximate fair value.

The carrying amount of deferred revenue approximates fair value because it is expected to be realized within ninety days.