Form 10QSB
period 1998-03-31
PMC INTERNATIONAL INC
filed 1998-05-15
CIK 765815

U. S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended MARCH 31, 1998

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from:-----  to  ------

            Commission file number         0-14937
                                   ------------------------

                      PMC INTERNATIONAL, INC.
 (Exact name of small business issuer as specified in its charter)

                    COLORADO            84-0627374
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X    No
          -----     -----

As of May 13, 1998, the issuer had outstanding 4,857,803 shares of Common Stocks, par value $.01 per share.

Transitional Small Business Disclosure Format
Yes       No   X
    -----    -----
                                  Page 1 of 18
                            Exhibits Begin on Page 16

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                            FORM 10-QSB
                               INDEX

                                                  Page  #
PART I     Financial Information

    Item 1 Financial Statements (Unaudited)             3

           Condensed Consolidated Balance Sheets        3
           - March 31, 1998 & December 31, 1997

           Consolidated Statements of Income            5
           - Three months ended
             March 31, 1998 & March 31, 1997

           Condensed Consolidated Statements            6
           of Cash Flow
           - Three months ended
             March 31, 1998 & March 31, 1997

           Notes to Unaudited Condensed
           Consolidated Financial Statements            7

    Item 2 Management's Discussion & Analysis           9
           of Financial Condition & Results
           of Operations

PART II    Other Information

    Item 1 Legal Proceedings                           13

    Item 6 Exhibits & Reports on Form 8-K              14

Signatures                                             15

Exhibit Index                                          16

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Note 1)

         PMC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS


                          ASSETS

                                      (Unaudited)
                                         March       December
                                          31,           31,
                                         1998          1997
                                         ----          ----
CASH AND CASH EQUIVALENTS (Note 2)    $2,068,106     $2,953,740
RECEIVABLES:
       Investment management fees      1,013,533      1,041,390
       Other receivables                 140,222        166,221

FURNITURE AND EQUIPMENT, at cost,
    net of accumulated depreciation
    of $1,198,974 and $1,277,801         842,060        965,168

SOFTWARE AND PRODUCT DEVELOPMENT,
    at cost, net of accumulated
    amortization o f$1,148,169
    and $963,469                       1,222,806      1,208,713

PREPAID EXPENSES AND OTHER ASSETS      1,112,965      1,023,364

LONG TERM NOTE RECEIVABLE                410,945        623,115

GOODWILL, net of amortization
    of $282,294 and $146,096           5,258,407      5,394,606
                                      ----------    -----------
    TOTAL ASSETS                     $12,069,044    $13,376,317
                                      ===========   ============

         PMC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS
                         (cont'd)
           LIABILITIES AND SHAREHOLDERS' EQUITY

                                      (Unaudited)
                                        March        December
                                          31,           31,
                                         1998          1997

LIABILITIES
    Accounts payable                  $1,543,316     $1,687,967
    Accrued expenses                     658,406        644,012
    Other liabilities                    103,361        104,125
    Deferred revenue                   1,273,583      1,307,382
    Notes payable - current (Note 3)     763,818        166,158
    Obligations under capital lease      342,924        384,986
    Notes payable - long term             40,000        200,000
                                      -----------   ------------
    TOTAL LIABILITIES                  4,725,408      4,494,630
                                      -----------   ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, no par value -
       authorized 5,000,000 shares;
       issued and outstanding,
       138,182 shares and 138,182
       shares                            345,455        345,455
    Common stock, $.01 par value -
       authorized 50,000,000 shares;
       issued and outstanding,
       4,857,803 shares and
       4,857,903 shares                   48,578         48,579

    Additional paid-in capital        22,969,211     22,977,526
    Accumulated deficit              (16,019,608)   (14,489,873)
                                      -----------   ------------
       TOTAL SHAREHOLDERS' EQUITY      7,343,636      8,881,687
                                      -----------   ------------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY             $12,069,044    $13,376,317
                                     ===========   ============

         PMC INTERNATIONAL, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (Unaudited)

                                        Three Months Ended
                                             March 31,
REVENUE
                                         1998          1997
    Investment management fees       $5,422,766     $2,787,040
    Other income                         47,683         74,081
                                     ----------     ----------
        Total revenue                 5,470,449      2,861,121
                                     ----------     ----------

DIRECT EXPENSES
    Investment manager and other fees 3,348,801      1,390,723
                                     ----------      ---------
                                      2,121,648      1,470,398
                                     ----------      ---------

OPERATING EXPENSES
    Salaries and benefits             1,847,069        968,449
    Clearing charges and user fees      159,299        157,207
    Advertising and promotion           264,001        213,448
    General and administrative          395,884        227,347
    Occupancy and equipment costs       599,612        276,245
    Professional fees                   182,747        155,320
    Amortization of goodwill            136,198              -
    Amortization of software
      development costs                  66,572         50,630
                                      ---------       --------
       Total operating expense        3,651,382      2,048,646

NET LOSS BEFORE INCOME TAXES         (1,529,734)      (578,248)

INCOME TAXES                                  -              -
                                    -----------   ------------
NET LOSS                            $(1,529,734)     $(578,248)
                                    -----------    -----------

NET LOSS PER COMMON SHARE             $   (0.32)      $  (0.16)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                    4,857,803      3,627,775
                                    -----------     ----------

         PMC INTERNATIONAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)

                                        Three Months Ended
                                             March 31,
                                         1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                         $(1,529,734)     $(578,248)
    Adjustments to reconcile net
     loss to net cash used in
     operating activities:
    Accretion of discount on notes
     receivable                          (15,205)       (19,234)
    Depreciation and amortization        296,107        145,500
    Changes in operating assets and
     liabilities
       Investment management fees
        receivable                        27,857       (395,190)
       Other receivables                  25,999         36,108
       Prepaid expenses and other
        assets                           (89,601)       (77,440)
       Accounts payable                 (144,651)      (213,257)
       Accrued expenses                   14,394          3,142
       Other liabilities                    (764)        (4,491)
       SEC Settlement Distribution             -       (603,091)
       Deferred revenues                 (33,799)       (17,087)
                                       ---------      ---------

    Net cash used in operating
     activities                       (1,449,397)    (1,723,288)
                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of furniture & equipment   (122,366)      (172,661)
    Disposal of furniture &
     equipment-PMCIS                     261,949
    Decrease of long term note
     receivable                          227,375       (126,078)
    Cost of product development         (198,793)           -
                                       ---------      ---------

    Net cash provided by (used in)
    investing activities                168,165        (298,739)
                                       --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from notes payable     600,000              -
    Principal payments on notes
     payable                           (162,340)         (1,956)
    Principal payments on
     obligations under capital lease    (42,062)        (24,922)
                                      ---------      ----------
    Net cash provided by financing
     activities                         395,598         (26,878)

NET INCREASE (DECREASE) IN CASH        (885,634)     (2,048,905)
                                      =========     ===========

CASH, at beginning of period          2,953,740       6,499,390
                                    -----------    ------------
CASH, at end of period               $2,068,106      $4,450,485
                                    ===========    ============

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the historical accounts of Portfolio
Management Consultants, Inc. ("PMC") for all periods, the accounts of PMCI since September 30, 1993, the accounts of Portfolio Brokerage Services, Inc., and Portfolio Technology
Services, Inc. since inception, and PMC Investment Services, Inc. (formerly ADAM Investment Services, Inc.) since September 24, 1997. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal accruals and elimination of intercompany accounts and transactions) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

NOTE 2 - CASH AND CASH EQUIVALENTS

The Company holds cash of $2,068,000 of which $1,445,000 is restricted as a result of the following transaction: In January, 1997, a company (the "LLC") owned and controlled by the Company's president and CEO, borrowed $1,750,000 from a bank with a due date of December 31, 1997. The purpose of the loan was to finance payment of the deferred portion of the purchase price of
410,961 shares of PMCI common stock owned by the LLC that were purchased from a former officer of the Company at the time of his departure in July 1995. In connection with this borrowing, the Company agreed to collateralize the loan on behalf of the LLC and the 410,961 shares of common stock owned by the LLC were pledged to the Company. Accordingly, $1,890,000 of cash was originally restricted for this purpose. In October 1997, the Company and the LLC renegotiated the arrangement with another bank resulting in a $1,400,000 loan to the LLC due and payable December 31, 1998 and collateralized by the Company, and a $350,000 loan due March 31, 1998, collateralized with 87,500 shares of PMCI stock owned by the LLC and released from a pledge to the Company.
Accordingly, as of March 31, 1998, $1,445,000 included in Cash and Cash Equivalents in the accompanying balance sheet is restricted under this arrangement with the Company guaranteeing the balance collateralized by stock owned by the LLC. The
Company also agreed to loan the LLC amounts sufficient to pay interest on the loan so long as the amount of loans made and bank collateral provided would not exceed $2,000,000. As of March 31,
1998, the Company has loaned the LLC approximately $190,000 designated to pay the interest on the bank loan. The LLC has agreed to reimburse the Company for any amounts paid by the Company toward the loan or for collateral applied to the loan, including interest at an annual rate of 9%, and has granted the Company a security interest in 323,461 shares of the Company's common stock held by it. See Note 4.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

NOTE 3 - NOTES PAYABLE

Notes payable include a loan from a bank of $600,000 collateralized by accounts receivable. Principal payments are due as follows: $400,000 on July 1, 1998, and $200,000 on October 1, 1998. Interest on the note of 11% is due and payable monthly.

NOTE 4 - SUBSEQUENT EVENTS

In April 1998,  the $350,000  portion of the LLC loan  described in
Note 2 was  restructured  with the due date  extended  to  December
31, 1998, the Company providing $350,000 of additional cash collateral to the bank and the Company receiving a pledge from the LLC of the 87,500 shares of common stock previously pledged to the bank.

              PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
        CONDITION  AND  RESULTS  OF  OPERATIONS.

The following discussion provides information that the Company believes is relevant to an assessment and understanding of its results of operations. It should be read in conjunction with the Financial Statements and Notes included elsewhere herein and in the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The discussion below contains "forward looking statements" within the meaning of the federal securities laws, including statements regarding the Company's prospects, cash flows, liquidity, and potential of the Company's products and services and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause results to differ materially from those expressed in the statements.

General

The Company develops, markets, and manages sophisticated investment management products and services. Not a money manager itself, the Company provides products and services to facilitate the selection and/or monitoring of unaffiliated money managers or mutual funds for customers of the Company's distribution channels depending upon the size, sophistication and requirements of such customers. The Company's products and services address investment suitability and diversification, asset allocation recommendations, portfolio modeling and rebalancing, comprehensive accounting and portfolio performance reporting. The Company's revenues are realized primarily from fees charged to clients based on a percentage of managed assets and to a lesser extent from consulting fees for certain advisory services and licensing fees from its software products. Fees based upon managed assets typically range from 10 to 250 basis points per year, based upon a number of factors such as the size of account and scope of services provided. At the present time, the principal factors affecting the Company's revenues are whether the Company adds or loses clients for its investment management services, the performance of equity and fixed income markets, and the type and size of accounts managed by the Company and related differences in fees charged.

Results of Operations

The Quarter in Review

During the first quarter of 1998, the Company experienced a mixture of accomplishments, difficulties and disappointing operating results. On the positive side, the Company moved forward with the integration of PMCIS (formerly ADAM Investment
Services, Inc.) including the relocation of its headquarters to Denver and the integration of personnel, operations and systems. Management expects economies of scale and other benefits of the combined entities to emerge over the second, third and fourth quarters. The Company's relationship with Ernst and Young LLP, ("E&Y") continues to progress with the E&Y program gaining momentum and assets under management increasing significantly in the first quarter. Although this program has taken substantial effort and resources over the past twelve months and has experienced delays in rollout, Management believes this channel is now on track to grow significantly during the balance of 1998.

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
        CONDITION  AND  RESULTS  OF  OPERATIONS. (cont'd)

In February, PMC entered into an agreement with CIGNA Financial Services, Inc. to provide a mutual fund asset allocation program, called CIGNA Compass, to clients referred to the Company by CIGNA. Accounts have begun to open within this new program.

The  Company  continues  to  devote  significant  resources  to the
growth   of   its   independent    adviser   channels.    Although
relationships and alliances with Schwab Institutional and other broker-dealers and custodians for the Company's programs which were entered into over the past year have evolved more slowly than anticipated and have required more resources than expected, during the first part of 1998, the Company has started to see benefits from its efforts to build its business in these channels.

In April, PMC hired Robert A. Brown, Ph.D., as an Executive Vice President and Senior Managing Director of Consulting Services.
Dr. Brown will be responsible for PMC's consulting operations as well as the manager search and due diligence areas. Prior to joining PMC, Dr. Brown was a Managing Director, Senior Consultant and Director of Research with SEI Capital Resources. Dr. Brown has also held senior positions with the Ameritech Pension plan where he was a Director of Asset Allocation and Equity Strategy, Cambridge Associates, William M. Mercer and Ibbotson Associates.
He spent four  years as a  Professor  of Finance at the  University
of  Colorado  at  Boulder,   where  he  instructed  Ph.D.  and  MBA
students  in  investment   theory  and  practice.   Dr.  Brown  was
awarded a Ph.D. in Finance from Northwestern University and M.A.s in Economics from both Northwestern University and the University of Maryland at College Park. He is also a Chartered Financial Analyst.

The Company also experienced adversity during the first quarter. Significant difficulties were encountered with one of the Company's internal software systems. This problem required the unplanned expenditure of substantial personnel resources and negatively impacted the Company's productivity and operations. It also adversely affected a program administered by the Company for an institutional client. The Company had expended significant resources developing its deliverables for that specific program over the prior year and as a result of the systems difficulties described above, the parties are no longer going forward with their relationship on that program. The Company does have other relationships with that client which are proceeding as expected at this time.

The Company continued to work through a management and personnel reorganization during the first quarter, including the substantial restructuring of information technology. The Company incurred non-recurring costs of approximately $100,000 related to such changes. Although the PMCIS integration progressed during the first quarter, the Company incurred $100,000 in non-recurring expense associated with the relocation of PMCIS to Denver. In addition, the Company bore the overhead expense of the Atlanta office. The Company has significantly reduced this expense by subleasing most of its Atlanta office space.

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
        CONDITION  AND  RESULTS  OF  OPERATIONS. (cont'd)

Management believes that the disappointing operating results and systems problems experienced in the first quarter are primarily attributable to the Company's aggressive 1997 efforts to expand distribution channels and service new institutional clients. These efforts placed greater burdens on the Company's resources and personnel than had been anticipated. Additionally, the maturation of these channels has been slower than expected. Management has been taking action to more closely manage expenses to revenues in order to improve the Company's operating results going forward. While there is no assurance the Company will be successful, Management is optimistic that there will be growth in assets under management and administration in developing and existing channels, with a corresponding positive impact on future
operating   results,   particularly   as  the  one  time   charges
described here have been fully absorbed.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997 Revenues
Revenues were $5,500,000 for the quarter ended March 31, 1998, compared to $2,900,000 for the quarter ended March 31, 1997, an increase of 90%. The increase was attributable primarily to the PMCIS contribution to Investment Management Fees of $2,300,000 and revenues of $100,000 from the E&Y channel. Revenues from Republic National Bank of New York ("Republic") of $150,000 were not recognized in the first quarter as was budgeted for, due to the termination of the contract.

Investment Management and Other Fees
Investment Manager and Other Fees were $3,300,000 for the quarter ended March 31, 1998, compared to $1,400,000 for the quarter ended March 31, 1997, an increase of 35%. The increase in Direct Expenses was principally the result of a $1,600,000 increase attributable to the PMCIS acquisition.

Net Revenues after Investment Manager and Other Fees
Net Revenues after Investment Manager and Other Fees were $2,100,000 for the quarter ended March 31, 1998, compared to $1,500,000 for the quarter ended March 31, 1997, an increase of 40%. The change was primarily the result of revenues and expenses attributable to the PMCIS acquisition.

Operating Expenses
Operating Expenses were $3,700,000 for the quarter ended March 31, 1998, compared to $2,000,000 for the quarter ended March 31, 1997, an increase of 85%. These increases were due primarily to an increase in Salaries and Benefits of $900,000 (91%), and Amortization of Goodwill which increased $100,000 (100%). Salaries and Benefits increased as a result of the PMCIS acquisition and the increase in business related to the E&Y channel. Eighteen people were added to payroll in conjunction with the PMCIS acquisition. Four people have been added to support the E&Y program. Goodwill Amortization is a direct result of the PMCIS transaction. General and Administrative and Occupancy and Equipment also increased $500,000 primarily as

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
        CONDITION  AND  RESULTS  OF  OPERATIONS. (cont'd)

a result of the PMCIS acquisition and increase in business related with E&Y. For example, operating expenses excluding salaries and benefits for PMCIS totaled $270,000 for the first quarter.

Income Taxes
The Company's effective tax rate for 1997 is 0.

Net Loss
The Company recorded a net loss of $1,500,000 for the quarter ended March 31, 1998, as compared to $600,000 for the quarter ended March 31, 1997.

The increase in the loss is primarily due to:
      Republic revenue decrease                  $150,000
      adjustment in E&Y minimum fee guarantee    $100,000
      relocation costs associated with PMCIS     $100,000
      maintenance of Atlanta office              $100,000
      PMCIS goodwill amortization                $150,000
      increase in depreciation/amortization      $200,000
      severance payments/employment agency fees  $100,000
                                                 --------
                                                 $900,000
                                                 ========

Liquidity and Capital Resources
At  March  31,  1998,  the  Company  had  cash  of  $2,000,000,   a
substantial portion of which was held in short-term interest bearing accounts, including restricted cash of $1,400,000.

For the Quarter Ended March 31, 1998:
Cash used in operating activities was $1,400,000. This was due primarily to the net loss from operations.

Cash  provided  by  investing   activities   was   $200,000.   Cash
provided by investing activities was the result of payments received on a note receivable.

Cash provided by financing activities of $400,000 was primarily related to the borrowings to finance accounts receivable.

The Company anticipates that it will continue to experience operating losses until such time as it can realize the benefits of:
       1.   the  PMCIS   acquisition,   the  related  assets  under
            management and the expected economies of scale of merged operations;
       2. employee attrition and turnover, and related reduction in payroll costs;
       3.   the realization of associated fee income from E&Y; and
       4. significant growth in assets under management and administration.

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
        CONDITION  AND  RESULTS  OF  OPERATIONS. (cont'd)

The Company is currently investigating sources of short and long term capital in order to support its working capital requirements for the balance of 1998. The Company's future liquidity needs are dependent upon the Company's ability to generate higher levels of cash flow from operations, to borrow funds, to complete additional equity offerings, or to reduce operations, or a combination of the above. There can be no assurance that financing will be available to the Company or that the Company will otherwise find sources to meet its cash flow requirements.

The Company has historically incurred net losses and accordingly experienced cash flow problems. As a result of the acquisition of PMCIS, the Company is obligated to make a deferred purchase payment on September 24, 1998. The payment will be equal to 1.0% of certain PMCIS assets under management in excess of $500,000,000, with the payment not to exceed $2,000,000, plus interest. As of March 31, 1998, this payment would not be able to be made principally due to the fact that $1,400,000 of cash is restricted. In addition, through the first quarter of 1998, continuing losses from operations have resulted in the Company's cash balances decreasing further. During the first quarter, the Company continued its efforts to reduce expenses. Management believes that these efforts, along with projected increases in revenues and assets under management and deferral of expenses and liabilities, should allow the Company to continue without requiring additional resources, excluding the PMCIS payment. While the Company is seeking out sources of short and long term capital to meet the PMCIS payment as well as working capital needs, there is no assurance that sources of such funds will be available to the Company. Should additional capital not be raised, the Company will be required to restructure the terms of the PMCIS payment, to seek to remove the restriction from its cash  balances,  to  restructure  its  operations  and/or  customer
relationships,   or  a  combination  of  the  above.  There  is  no
assurance  that  the  Company's   restructuring  efforts  would  be
successful.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In  early  June  1997,  the  Company  received  a  letter  from  an
attorney   representing   a  former   employee   which   threatened
litigation relating to a dispute over such former employee's remuneration by the Company unless the Company agreed to settle with him by a specified date. The Company responded to the letter and stated its position that no amounts are owed. By correspondence from The National Association of Security Dealers ("NASD") dated December 19, 1997, PMC was notified that the matter was submitted by the employee to the NASD for arbitration. The employee is seeking damages for lost earnings from his prior employer, lost commissions from PMC and other damages, totaling $1,190,000. PMC has responded to the NASD Arbitration demand by denying that the NASD has jurisdiction over the matter and seeking to have the matter dismissed. The matter has been transferred to the NASD's regional office in Denver. On May 13, 1998, the Company filed a verified Application for Stay of Arbitration in Denver District Court, asking for an order staying arbitration due to the fact that there is no agreement for arbitration between the parties. The Company believes that the claims described in the NASD Arbitration notice are without basis and intends to defend the matter vigorously.

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

In October 1997, the Company notified its then Executive Vice President, Mr. David Andrus, that under the terms of his employment agreement, his employment with the Company as an officer and employee would cease effective January 11, 1998. The employment agreement stipulated that Mr. Andrus was to receive severance payments in an amount equal to his base salary, payable ratably on a semi-monthly basis for up to one year after the date of his separation from the Company. Such payments would cease sooner in the event Mr. Andrus were to gain employment affording him comparable compensation. The Company believes there is sufficient basis to dispute Mr. Andrus' right to receive severance payments. The Company ceased paying Mr. Andrus in February 1998, retained legal counsel regarding this matter and has notified Mr.
Andrus that the Company disputes his right to receive such payments. An attorney for Mr. Andrus has made demand on the Company for payments under the agreement. The Company intends to vigorously defend this matter.

The Company is not aware of any other material legal proceedings or investigations currently pending or threatened against the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

      10.1  Addendum to Employment Agreement with Kenneth S. Phillips

      27    Financial Data Schedule

B.    Reports on Form 8-K
            None

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PMC INTERNATIONAL, INC.
                                       REGISTRANT



Date:  May 15, 1998 /s/      Kenneth S. Phillips
                             Kenneth S. Phillips
                             President, Chief Executive Officer



Date:  May 15, 1998 /s/      Stephen M. Ash
                             Stephen M. Ash
                             Chief Financial Officer

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                           EXHIBIT INDEX

A.    Number      Exhibit                          Page Number

      10.1 Addendum to Employment Agreement
           with Kenneth S. Phillips                     17

      27   Financial Data Schedule                      18

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT 10.1

                 ADDENDUM TO EMPLOYMENT AGREEMENT

      This addendum ("Addendum") to the Employment Agreement ("Agreement") entered into between PMC International, Inc. and Kenneth S. Phillips (the "Executive") as of July 26, 1995, shall be effective as of April 15, 1998.

      The parties agree that Section 1. of the Agreement is hereby amended in its entirety to read as follows:

      "1. Employment; Position; Term. The Company hereby employs the Executive, and the Executive hereby accepts employment with the Company, in the capacity of President and Chief Executive
Officer. Subject to Section 4, the term of the Executive's employment under this Agreement shall be for three (3) years, beginning July 26, 1995. The term of this Agreement shall be extended for successive one-year periods on July 26 of each year beginning July 26, 1998, unless on or before May 26, 1998, or on or before April 26 of 1999 and all subsequent years, the Company or the Executive provides written notice to the other of its/his intention not to renew."
                               PMC INTERNATIONAL, INC.

                                    /s/ Scott A. MacKillop
                               By:      Scott A. MacKillop
                                        Executive Vice President & COO


                               THE EXECUTIVE:

                                   /s/ Kenneth S. Phillips
                                       Kenneth S. Phillips

             PMC INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT 27
                      Financial Data Schedule