Form 10KSB/A
period 1997-12-31
PMC INTERNATIONAL INC
filed 1998-07-01
CIK 765815

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                FORM 10-KSB/A
(Mark One)

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

                              Page 1 of 14 Pages

-------------------------------------------------------------------
                           FORM 10-KSB/A
-------------------------------------------------------------------

                   YEAR ENDED DECEMBER 31, 1997

Introduction

PMC International, Inc. (the "Company" or the "Registrant") hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1997 by: Revising Item 1: Description of Business, by replacing the section entitled "Competition"; Replacing Item 2: Description of Properties; Replacing Item 6: Management Discussion and Analysis of Financial Condition and Results of
Operation; and Revising Item 10: Executive Compensation, by replacing the section entitled "Executive Compensation," all as set forth below:

ITEM 1: Description of Business

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

      The Company  believes  that there will be  increasing  demand in the financial services industry for the delivery of products and services electronically or on-line. At present, the Company delivers or makes available certain of its products and services to selected clients through the Internet or electronically. The Company's products were developed with Internet delivery in mind and the Company anticipates that a modest investment of resources over the coming year will result in significantly broader availability of its products and services on-line. There can be no assurance, however, that the Company will be able to keep pace with its competitors in the electronic delivery of services.

ITEM 2: Description of Properties

The Company leases approximately 20,000 square feet of office space for its corporate headquarters in the Qwest Tower at 555 17th Street, Denver, Colorado pursuant to a lease which expires in 2001. The Company pays approximately $20,000 per month for this office space. PMCIS subleases approximately 12,000 square feet of office space in the Galleria Plaza, 100 Galleria Parkway, Suite 1200, Atlanta, Georgia, pursuant to a sublease which expires April, 1999. PMCIS pays approximately $24,000 per month for this office space. On January 21, 1998, PMCIS entered into a sublease agreement for its Atlanta office space. Pursuant to the agreement, PMCIS sublet a substantial portion of the above described office space for: $4.25 per square foot until February 17, 1998; $8.50 per square foot from February 17, 1998 until
March 31, 1998; and $17.00 per square foot from April 1, 1998 until the termination of the lease in April, 1999. PMCIS still occupies the remaining space and will remain responsible for the balance of the lease payments not covered by such sublease.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

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

Overview

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

      The Company acquired PMCIS on September 24, 1997 (see Note 1 to Financial Statements of the Company). The impact of the acquisition on the Company's statements of income is fully reflected on the December 31, 1997 balance sheet. Beginning in the fourth quarter 1997, PMCIS's operations were fully reflected in the Company's financial statements.

Results of Operations

Year Ended December 31, 1997, Compared to Year Ended December 31,
1996

Revenues. Revenues were $14,900,000 for the year ended December 31, 1997, compared to $10,100,000 for the year ended December 31, 1996, an increase of 48%. The increase was attributable primarily to the PMCIS acquisition contribution of $3,000,000 for the fourth quarter and the contribution of $733,000 arising from the Company's new relationship with Ernst & Young, LLP. New business, such as Ernst & Young LLP, pays the Company only its net portion of the fees, and does not include the fees for third parties (i.e, portfolio managers, solicitors, brokerage or custody). Historically, fees paid to the Company through its primary distribution channels included fees payable for these other services. Revenues from Republic National Bank of $550,000 were not recognized in 1997 as was anticipated due to product roll-out delays.

      Investment Manager and Other Fees. Investment Manager and Other Fees were $8,200,000 for the year ended December 31, 1997, compared to $5,600,000 for the year ended December 31, 1996, an increase of 46%. Direct expenses increased primarily as a result of the PMCIS acquisition. However, as discussed above, direct expenses did not increase in proportion to revenues as certain of these revenues, such as Ernst & Young LLP, are recognized on a net basis to the Company.

      Net Revenues after Investment Manager and Other Fees. Net Revenues after Investment Manager and Other Fees were $6,700,000 for the year ended December 31, 1997, compared to $4,500,000 for the year ended December 31, 1996, an increase of 49%. These increases are explained above under Revenues and Investment Management and Other Fees.

      Operating Expenses. Operating Expenses were $10,500,000 for the year ended December 31, 1997, compared to $8,500,000 for the year ended December 31, 1996, an increase of 24%. These increases were due primarily to an increase in salaries and benefits which increased $1,400,000 or 40%, and depreciation and amortization increased as a result of the expansion of the Company's products and services, the development of internal systems and the servicing of several new distribution channels and customers, primarily PMCIS, Republic National Bank and Ernst & Young LLP. On a favorable note, the Company has been able to decrease payroll and related expenses in 1998 which will result in savings of approximately $1,500,000 annually; this is the result of layoffs, attrition, and the PMCIS acquisition. The Company does not anticipate significant purchases of equipment or capital assets in 1998.

      Income Taxes. The Company's effective tax rate for 1997 is 0.

      Net Loss. The Company recorded a net loss of $3,800,000 for the year ended December 31, 1997 as compared to $4,000,000 for the year ended December 31, 1996. The improvement in earnings was the result of revenues growing at a faster pace than direct and operating expenses. However 1997 earnings estimates were not met. This was due to higher than expected the costs related to: development of the infrastructure to support new business relationships; management restructuring; the PMCIS acquisition; and raising capital.

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

      Year Ended December 31, 1997. Cash used in operating activities was $3,400,000. This was due primarily to a net loss from operations. Cash used in investing activities was $6,400,000. Cash used in investing activities was the result of goodwill generated from the PMCIS acquisition and capital expenditures incurred as a result of business expansion. Cash provided by financing activities of $6,300,000 was primarily related to the September 1997 private placement of common stock.

      PMCIS Acquisition and Financing. On September 24, 1997, the Company completed the acquisition of PMCIS (formerly ADAM Investment Services, Inc.), a financial services and investment advisory company headquartered in Atlanta, Georgia. PMCIS has provided investment consulting services to institutional investors since 1980. PMCIS's primary services are based around mutual funds. PMCIS offers seventeen model portfolios constructed using no-load mutual funds and funds available at net asset value. These "standard" portfolios consist of five global tactical asset allocation portfolios, five global strategic asset allocation portfolios and seven asset class portfolios that concentrate on narrow asset class groups. PMCIS also has five strategic asset allocation portfolios constructed using mutual funds that invest in companies that are identified as operating in a socially responsible manner. PMCIS's mutual fund portfolios are also offered as options for use by 401(k) plans and with an insurance company within a variable life contract. PMCIS currently has a staff of approximately 16 people who are located either in its corporate headquarters in Atlanta, Georgia or in the Company's headquarters in Denver, Colorado. In 1995, PMCIS acquired Optima Funds Management, Inc. ("Optima"), a company that provides mutual fund wrap services to clients. Optima was merged into PMCIS in December, 1997.

      The agreement providing for the acquisition of PMCIS by the Company provided that the Company would acquire all of the outstanding capital stock of PMCIS for up to $9.0 million in cash and up to $200,000 in Common Stock if certain conditions are met over time. In addition, the Company agreed to assume the normal operating liabilities of PMCIS at closing of the acquisition, estimated to be approximately $1.6 million. At the closing of the PMCIS transaction, the Company paid $5,000,000 in cash and agreed to make two earn-out payments on the first and second anniversary dates of the closing. The first earn-out payment will equal 1.0% of PMCIS's standard fee assets under management in excess of $500 million, determined on the one-year anniversary of the closing of the PMCIS acquisition, not to exceed $2.0 million, plus interest thereon at a rate of 8.75%. The second earn-out payment will equal 1.0% of PMCIS's standard fee assets under management in excess of $700 million, determined on the two-year anniversary of the closing of the PMCIS acquisition, not to exceed $2.0 million. The Company anticipates that PMCIS will continue to operate as a wholly owned subsidiary of the Company in the future.

      In connection with the PMCIS acquisition, on September 24, 1997, the Company sold 1,220,749 shares of its Common Stock in the PMCIS Private Placement at a price of $6.00 per share
(adjusted for the Reverse Split). The proceeds from this transaction, after deducting expenses relating to the issuance of the Common Stock, were approximately $6,500,000, of which the Company used $5,000,000 to purchase PMCIS at the PMCIS closing. The additional $1,500,000 is currently being used by the Company for working capital purposes.

      Cash Flow Requirements. Most of the Company's ongoing losses and additional cash flow requirements relate to its addition of staff and incurrence of capital expenditures in anticipation of establishing and developing new distribution relationships, specifically new institutional clients and, more recently, the increased spending in integrating the PMCIS business in the Company. The Company recognizes that there generally is a substantial delay between when such relationship costs as these are incurred and when the related revenues are recognized.

While  there  can be no  assurance  such  will  be the
case, the Company anticipates that its use of cash will increase in the first quarter of 1998 before decreasing in the second and third quarters of 1998 as cash is received from developing distribution relationships and the PMCIS business is more fully integrated into the Company. Future cash needs will depend largely upon the Company's success in developing customer relationships and servicing existing relationships, with the intended result of increasing assets managed using the Company's products and services. The Company anticipates that it will continue to experience operating losses until such time as it can realize the benefits of: the PMCIS acquisition, the related assets under management and the expected economies of scale of merged operations; employee attrition and turnover, and related reduction in payroll and associated costs; the launching of new institutional programs and the realization of associated fee income; and, other developing relationships and the ability to leverage personnel and manage operating costs in a normal operating environment.

On March 9, 1998, the Company obtained a line of credit in the amount of $600,000 from a bank to finance the outstanding receivable from Ernst & Young. Pursuant to its agreement with Ernst & Young, the Company is to receive certain minimum revenues quarterly through 1998. Those revenues are reflected as an account receivable in the amount of $733,000 at December 31, 1997.

      The Company is currently investigating sources of short and long term capital as well as the restructuring of certain operational systems and customer relationships, in order to support its working capital requirements for the balance of 1998. The Company's future liquidity needs are dependent upon the Company's ability to generate higher levels of cash flow from operations, to borrow funds, to complete additional equity offerings, or to reduce operations, or a combination of the above. There can be no assurance that financings will be available to the Company or that the Company will otherwise find sources to meet its cash flow requirements.

      The Company has historically incurred net losses and accordingly experience cash flow problems. As a result of the acquisition of PMCIS, the Company is obligated to make a deferred purchase payment on September 24, 1998. The payment will be equal to 1.0% of certain PMCIS assets under management in excess of $500,000,000, with the payment not to exceed $2,000,000. As of December 31, 1997, this payment would not be able to be made principally due to the fact that $1,400,000 of cash is restricted. In addition, through the first quarter of 1998, continuing losses from operations have resulted in the Company's cash balances decreasing further. In March 1998, the Company implemented a cost reduction plan. Management believes that this plan along with projected increases in revenues and deferral of payments of expenses should allow the Company to continue without requiring additional resources, excluding the PMCIS payment. The Company is currently investigating sources of short and long term capital to meet the PMCIS payment as well as working capital needs. Should additional capital not be raised, the Company will be required to restructure the terms of the PMCIS payment, to remove the restriction from its cash balances, restructure its operations or a combination of the above.

      1996 Private Placement and Restructuring. In December 1996 the Company completed a private placement of 1,294,250 shares of Common Stock at a price of $8.50 per share. Also in December 1996, the Company completed a restructuring of its debt and a partial restructuring of its outstanding Preferred Stock. The restructuring involved (i) the payment of all outstanding interest on the Bedford loans, the repayment to Bedford of $1,976,250 of outstanding principal on the Bedford loans, the exercise by Bedford of warrants to purchase 255,937 shares of Common Stock and the delivery by Bedford of canceled promissory notes in the amount of $1,023,750 in satisfaction of the exercise price of the warrants, the cancellation of Bedford's remaining warrants, and the issuance to Bedford of new warrants to purchase up to 37,500 shares of Common Stock at an exercise price of $8.50 per share; (ii) the issuance of 375,000 shares of Common Stock upon the exercise of warrants issued to investors in connection with the Company's private placement of promissory notes and warrants in December 1995/January 1996 and May/June 1996 and the delivery of canceled promissory notes in the aggregate principal amount of $1,500,000 in satisfaction of the exercise price of such warrants, payment by the Company of all interest accrued on such notes as of the exercise date, and the issuance of new warrants to purchase an aggregate of up to 37,500 shares of Common Stock to such investors; (iii) the repayment of the November 1996 bridge loan, and (iv) the conversion of 173,120 shares of Preferred Stock into 59,510 shares of Common Stock, resulting in a reduction in the Company's cumulative dividend obligation to the holders of Preferred Stock from $583,576 as of September 30, 1996, to $322,700 as of December 31, 1996. The conversion of additional shares of Preferred Stock into Common Stock was effected in January 1997.

      As a result of the private placement and restructuring, the Company's shareholders' equity increased from a $4,047,682 deficit at September 30, 1996 to $6,270,537 at December 31, 1996 and cash increased from $701,160 at September 30, 1996 to $6,499,000 at December 31, 1996. Through December 31, 1997,
approximately $1.4 million of the net proceeds was pledged by the Company as collateral for a loan made to a limited liability company owned and controlled by the Company's Chief Executive Officer, approximately $1.8 million was used to pay aged accounts payable of the Company in late 1996 and early 1997 and approximately $1.8 million was used to fund the Company's other working capital and capital expenditure requirements during 1997.

      Uses of Cash. Between December 31, 1996, and December 31, 1997, cash and cash equivalents decreased from $6,499,000 at December 31, 1996 to $3,000,000 ($1,500,000 of which was unrestricted) at December 31, 1997 as the Company made capital investments into furniture, fixtures and product development and reduced other liabilities and accounts payable. Investment management fees receivable increased $736,000 during the period primarily as a result of the accrual of fees due from the new relationships being established with Institutional Channels. Other assets and liabilities have increased as a result of the PMCIS acquisition and in conjunction with the increase of sales volume. See "--Results of Operations--Twelve Months Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996."

      In January 1997, the Company provided assistance to Mr. Phillips, the Company's President and Chief Executive Officer, by pledging cash collateral in the amount of $1,890,000 to a bank in connection with the bank's loan to KP3, LLC (" KP3"), a company owned and controlled by Mr. Phillips. The loan was made to KP3 for the purpose of financing payment of the deferred portion of the purchase price of 410,961 shares of the Company's Common Stock owned by KP3 that were purchased from Mr. Marc Geman, a former officer of the Company, at the time he terminated his association with the Company (the " KP3 Shares"). The Company agreed to provide collateral for the loan for up to two years and to lend funds to KP3 to service interest payments on the loan during that period. The pledge by the Company of collateral for the loan permitted the deferred portion of the purchase price of the Company's Common Stock to be paid to Mr. Geman, thereby eliminating the possibility that Mr. Geman could reacquire a substantial stock ownership in the Company. Through December 31, 1997 and March 31, 1998, the Company had lent $150,800 and $190,000, respectively, to KP3 specifically to service interest payments on the KP3 loans. KP3 has agreed to reimburse the
Company for all amounts paid by the Company toward the loan or for collateral applied to the loan, including interest at an annual rate of 9% and has granted the Company a security interest in the KP3 Shares. Such loan was restructured through a different bank on October 1, 1997 and April 15, 1998. In connection therewith, the Company has provided two cash collateral guarantees totaling $1,750,000; the Company retains the 410,961 KP3 shares as collateral. The due date of the new loans are December 31, 1998.

      Year 2000. Many existing computer programs use only two digits to identify a specific year and therefore may not accurately recognize the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. Due to the Company's dependence on computer technology to operate its business, and the dependence of the financial services industry on computer technology, the nature and impact of Year 2000 processing failures on the Company's business could be material. The Company is currently modifying its computer systems in order to enable its systems to process data and transactions incorporating year 2000 dates without material errors or interruptions.

      The success of the Company's plan depends in large part on parallel efforts being undertaken by other entities, including third party vendors, with which the Company's systems interact and therefore, the Company is taking steps to determine the status of these other entities' Year 2000 compliance. The Company is formulating contingency plans to be implemented in the event that any other entity with which the Company's systems interact, or the Company itself, fails to achieve timely and adequate Year 2000 compliance.

      The Company currently expects that costs to comply will not be material since these costs will be born substantially by outside entities. These costs exclude the time that may be spent by management and administrative staff in guiding and assisting the information technology effort described above or for bringing internal systems into Year 2000 compliance.

      Capitalized Software Development Costs. The Company has incurred significant costs during the past several years in developing internal operational systems and in developing, marketing and supporting its proprietary Allocation Manager(TM) investment advisory software for use by professional financial consultants and expects to have continuing costs in 1997 relating to the enhancement of Allocation Manager(TM). Prior to achieving technological feasibility in 1995, the Company incurred approximately $50,000 in research and development costs after receiving  the  products  from  the  unrelated  individuals.  These costs  have  been  included  in the  statement  of  operations  for
1995. All subsequent costs incurred directly related to the development of the software were capitalized. Capitalized costs are being amortized over the economic life of the software, which in this case is three years. The Company's policy is to capitalize all software costs incurred in developing computer software products until such products are available for release to customers. Subsequent cost incurred to enhance and redesign existing software products are capitalized and such capitalization ceases when the enhanced or redesigned products are released. It is the Company's policy to amortize and evaluate software for net realizable value on a product-by-product basis. The software became available for sale, subject to enhancement and customization, during 1996. The Company's plans to generate revenues from this product are four-fold: license fees, customization fees, a continuing fee equal to a percentage of assets under management of the end users purchasing such software, and annual maintenance fees. Costs of maintenance and customer support are charged to expense when the related revenue is recognized, or when those costs are incurred, whichever occurs first.

      The Company has also capitalized the acquisition costs of software acquired from third parties in connection with the development of its internal systems. See "--Results of Operations--1996 Compared to 1995--Software Development Costs."

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

       The   Company   anticipates   that  it  will   continue   to
experience operating losses until such time, if ever, as investment management fees from managed assets and consulting and license fees increase sufficiently to cover the Company's increasing operating expenses. The Company is investigating sources of long and short term capital, as well as the restructuring of certain of its operational systems and customer relationships in order to obtain and/or generate sufficient working capital to meet its requirements for the balance of 1998. There can be no assurance that the Company's products and services will be successful, that they will generate adequate revenue to meet the Company's capital needs, that sources of capital will be available to the Company as the need arises, or that the Company will become profitable in the future.

                        Summary Compensation Table
                                                         Long-Term
                             Annual Compensation         Compensation
                           --------------------------    ------------
                                                         Securities
                    Fiscal                 Other         Underlying
Name and Principal         Salary   Bonus  Annual
 Position           Year     ($)     ($)   Compensation  Options(1)
------------------------------------------------------------------------

Kenneth S.           1997   300,865    50,000       *           938
Phillips             1996   252,000         -       *        12,500
President, Chief     1995   228,124         -       *           -0-
Executive Officer

Scott A. MacKillop(2)1997   206,331(3)                       75,750
Executive Vice
President & Chief
Operating Officer

David L. Andrus(4)   1997   292,500    50,000                   -0-
Former Executive     1996   240,000         -               262,500
Vice President       1995    40,000         -                   -0-

Vali Nasr(5)         1997   191,456    20,360                   -0-
Former Chief         1996   129,375     9,640                12,500
Financial Officer &  1995   126,475                             -0-
Treasurer

(1) The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the Table.
(2) Mr. MacKillop joined the Company in September 1997, in connection with the acquisition of PMCIS.
(3) Includes $150,000 in salary received in 1997 from PMCIS for services rendered prior to its acquisition by the Company.
(4)  Mr. Andrus' employment with the Company terminated effective
     January 11, 1998.
(5) Mr. Nasr's employment with the Company terminated effective January 30, 1998. Subsequently, Mr. Nasr served as a consultant to the Company until mid-March 1998.

* Amount received was less than $50,000 or 10% of total salary and bonus for the year.

      During the year ended December 31, 1997, the Company granted to the Named Executive Officers options to acquire a total of 76,688 shares of Common Stock as set forth in the following table.

                 Option Grants in Last Fiscal Year
      Name          Number of    % of Total   ($/Share)  Expiration
                     Shares       Options     Exercise      Date
                   Underlying    Granted to     Price
                     Options     Employees
                    Granted          in
                                    Fiscal
                                 Year(4)
Kenneth S. Phillips   938(1)              0.6    6.485    12/31/2002

Scott A. MacKillop 62,500(2)             51.6    6.485    09/24/2003
                   12,500(3)                     6.485    10/27/2002
                      750(1)                     6.485    12/31/2002
_______________________

(1)  Options were granted on December 31, 1997 and are fully vested.
(2) Options were granted on September 24, 1997 and vest ratably 20% per year over a five-year period commencing September 24, 1998.
(3) Options were granted on October 24, 1997; 2,500 options are vested and 20% of the remainder vest each time the average bid and asked price of the Common Stock equals $4.75, $8.75, $12.75, $16.75 and $20.75, respectively, for twenty consecutive trading days.
(4) Based on an aggregate of 146,826 options granted in 1997 to employees of the Company, including the Named Executive Officers.

The following table sets forth certain information with respect to the value of options held at December 31, 1997 by the Named Executive Officers. The Named Executive Officers did not exercise any options to purchase Common Stock during 1997.

                    Fiscal Year End Option Values

         Name          Number of Securities          ($)Value of
                            Underlying               Unexercised
                        Unexercised Options      In-the-Money Options
                            at Year End             at Year End (1)
                       ------------------------ ----------------------
                       ExercisableUnexercisable ExercisableUnexercisable
                       ------------------------ ----------------------
Kenneth S. Phillips         5,938      7,500     $12,500    $18,750
David L. Andrus           193,750(2)       0     $71,250          0
Scott A. MacKillop          3,250     72,500         $49     $1,088
Vali Nasr                  12,500(3)       0     $31,250          0


(1) The closing price for the Common Stock as reported on the over the counter market on December 31, 1997 (the last day of trading in 1997) was $6.50. Value is calculated on the basis of the difference between the option exercise price and $6.50, multiplied by the number of shares of Common Stock underlying the option.
(2)  As of April 11, 1998, options to purchase 23,750 shares expired.
(3)  As of April 30, 1998, options to purchase 12,500 shares will expire.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment number 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC  INTERNATIONAL,  INC.


         By: /s/ Scott A. MacKillop
             ----------------------------------------
             Scott A. MacKillop
             Executive Vice President and Chief
             Operating Officer

         By: /s/ Stephen M. Ash
             ----------------------------------------
             Stephen M. Ash, Treasurer, Principal
             Financial and Accounting Officer


             Date:   June 30, 1998