Form 10KSB/A
period 1997-12-31
PMC INTERNATIONAL INC
filed 1998-07-07
CIK 765815

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                FORM 10-KSB/A2
(Mark One)

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

-------------------------------------------------------------------
                           FORM 10-KSB/A2
-------------------------------------------------------------------

                   YEAR ENDED DECEMBER 31, 1997

Introduction

PMC  International,   Inc.  (the  "Company"  or  the  "Registrant")
hereby  amends its Annual  Report on Form 10-KSB, as amended, for the year ended
December 31, 1997 by:  Revising  Item  10:  Executive  Compensation,   by
replacing the section  entitled  "Executive  Compensation,"  all as set forth below:

Item 10:   Executive Compensation

Executive Compensation

The following table provides certain information concerning compensation paid by the Company and its subsidiaries to the Company's Chief Executive Officer and to the three other executive officers whose salary and bonus exceeded $100,000 in 1997 (the "Named Executive Officers").


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


(1) The closing price for the Common Stock as reported in the over the counter market on December 31, 1997 (the last day of trading in 1997) was $6.50. Value is calculated on the basis of the difference between the option exercise price and $6.50, multiplied by the number of shares of Common Stock underlying the option.
(2)  As of April 11, 1998, options to purchase 23,750 shares expired.
(3)  As of April 30, 1998, options to purchase 12,500 shares will expire.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment number 2 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

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


             Date:   July 6, 1998