Form 10QSB
period 1998-06-30
PMC INTERNATIONAL INC
filed 1998-08-19
CIK 765815

U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition      to
     period from:
                         ----  ----

        Commission file number       0-14937
                               ---------------------

                        PMC INTERNATIONAL, INC.
   (Exact name of small business issuer as specified in its charter)

                 COLORADO          84-0627374
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

Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.Yes X  No
        ----    ---

As of August 13, 1998, the issuer had outstanding 4,857,803 shares of Common Stocks, par value $.01 per share.

Transitional Small Business Disclosure Format
Yes     No   X
    ----    ---

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                              FORM 10-QSB
                                 INDEX

                                           Page  #
PART I   Financial Information

     Item 1       Financial Statements (Unaudited)    3

         Condensed Consolidated Balance Sheets   3
         -- June 30, 1998 & December 31, 1997

         Condensed Consolidated Statements of Income  5
         -- Six months ended June 30, 1998 & June 30, 1997

         Condensed Consolidated Statements of Cash Flow    6
        -- Six months ended June 30, 1998 & June 30, 1997

         Notes to Unaudited Condensed Consolidated
         Financial Statements                    7

     Item 2Management's Discussion & Analysis of Financial Condition &
         Results of Operations                   9

PART II  Other Information

     Item 1                      Legal Proceedings    15

     Item 6         Exhibits & Reports on Form 8-K    15

Signatures                                            16

Exhibit Index                                         17

   PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (Notes 1 & 4)

          PMC INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS

                           ASSETS


                                        (Unaudited)
                                        June 30,  December 31,
                                          1998        1997
                                        ---------   ---------

CURRENT ASSETS

    Cash and cash equivalents (Note 2) $2,099,557  $2,953,740

    RECEIVABLES:
       Investment management fees       1,050,688   1,041,390
       Other receivables                   92,587     166,221

FURNITURE AND EQUIPMENT, at cost,
    net of accumulated depreciation of
    $1,318,697 and $1,277,801 (Note 1)    769,186     965,168

SOFTWARE AND PRODUCT DEVELOPMENT
    at cost, net of accumulated
    amortization of
    $1,382,674 and $963,469 (Note 1)    1,090,023   1,208,713

PREPAID EXPENSES AND OTHER ASSETS       1,081,997   1,023,364

LONG TERM NOTE RECEIVABLE (Note 2)        319,948     623,115

GOODWILL, net of amortization
    of $418,492 and $146,096 (Note 1)   5,122,209   5,394,606
                                        ---------   ---------

    TOTAL ASSETS                       11,626,195  13,376,317
                                        =========   =========

           PMC INTERNATIONAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                           (CONT'D)

             LIABILITIES AND SHAREHOLDERS' EQUITY

                                        (Unaudited)
                                        June 30,     December
                                                        31,
                                          1998          1997
                                        ----------   -----------

LIABILITIES
    Accounts payable                   $2,126,991    $1,687,967
    Accrued expenses                      772,404       644,012
    Other liabilities                     102,597       104,125
    Deferred revenue                    1,368,377     1,307,382
    Notes payable - current (Note 3)      724,696       166,158
    Obligations under capital lease       323,264       384,986
    Notes payable - long-term (Note 3)     40,000       200,000
                                        ----------   -----------

    TOTAL LIABILITIES                   5,458,329     4,494,630
                                        ----------   -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, no par value -
    authorized
       5,000,000 shares; issued and
       outstanding,
       138,182 shares and 138,182         345,455       345,455
       shares
    Common stock, $.01 par value -
    authorized
       50,000,000 shares; issued and
       outstanding,
       4,857,803 shares and 4,857,903      48,578        48,579
       shares
    Additional paid-in capital         22,969,211    22,977,526
    Accumulated deficit               (17,195,378)  (14,489,873)
                                        ----------   -----------

       TOTAL SHAREHOLDERS' EQUITY       6,167,866     8,881,687
                                        ----------   -----------

TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY               $11,626,195  $13,376,317
                                        ==========   ===========

                         PMC INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)

                       Three Months Ended         Six Months Ended
                            June 30,                  June 30,
REVENUE


                   1998         1997          1998          1997
                -----------   ----------   ------------  -----------
    Investment  $5,305,228    $2,944,643   $10,721,563   $5,733,145
    management
    fees

    Other           95,620       45,442        149,733      118,062
    income
                -----------   ----------   ------------  -----------

       Total     5,400,848    2,990,085     10,871,296    5,851,207
       revenue
                -----------   ----------   ------------  -----------

DIRECT EXPENSES

    Investment   3,209,421    1,343,952      6,558,222    2,734,674
    manager
    and other
    fees
                -----------   ----------   ------------  -----------

GROSS MARGIN
                $2,191,427    $1,646,133    $4,313,074   $3,116,533
                -----------   ----------   ------------  -----------

OPERATING
EXPENSES
    Salaries     1,711,755    1,248,211      3,558,824    2,216,660
    and
    benefits

    Clearing       154,758      120,447        309,242      277,655
    charges
    and user
    fees

    Advertising    224,247      203,281        488,248      416,729
    and
    promotion

    General        372,336      255,227        726,647      482,575
    and
    administrative

    Occupancy      553,216      331,509      1,152,828      607,754
    and
    equipment
    costs

    Professional   125,075      221,335        374,397      427,285
    fees

    Amortization   136,198            -        272,396            -
    of goodwill

    Amortization    89,612            -        135,997            -
    of software
    development
    costs
                -----------   ----------   ------------  -----------
       Total     3,367,197    2,380,010      7,018,579    4,428,658
       operating
       expenses
                -----------   ----------   ------------  -----------

NET LOSS       $(1,175,770)   $(733,877)   $(2,705,505) $(1,312,125)
BEFORE INCOME
TAXES

INCOME TAXES             -            -              -            -
                -----------   ----------   ------------  -----------

NET LOSS       $(1,175,770)   $(733,877)   $(2,705,505)  $(1,312,125)
                -----------   ----------   ------------  -----------

NET LOSS PER        $(0.25)      $(0.21)       $ (0.56)      $(0.37)
COMMON SHARE

WEIGHTED
AVERAGE NUMBER
OF COMMON
SHARES           4,857,804    3,630,673      4,857,804     3,630,805
OUTSTANDING
                -----------   ----------   ------------  -----------

           PMC INTERNATIONAL, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                            Six Months Ended
                                                June 30,
                                          1998          1997
                                        ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                            $(2,705,505) $(1,312,125)
    Adjustments to reconcile net loss
    to net cash used in operating
       activities

    Accretion of discount on notes       (19,111)      (32,610)
    receivable

    Depreciation and amortization         709,976       310,500

    Changes in operating assets and
    liabilities

       Investment management fees         (9,298)     (824,840)
       receivable

       Other receivables                   73,634        19,989
       Prepaid expenses and other        (58,633)     (373,114)
       assets

       Accounts payable                   439,024      (84,402)

       Accrued expenses                   128,392      (24,039)

       Other liabilities                  (1,528)      (21,625)

       SEC Settlement Distribution       (13,986)     (603,091)

       Deferred revenues                   60,995       (1,379)
                                        ----------   -----------

    Net cash used in operating          (1,396,040)  (2,946,736)
    activities
                                        ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of furniture, and           (78,671)     (441,610)
    equipment

    Disposal of furniture & equipment     261,949             -
    - PMCIS

    Decrease of long term note            322,278        38,871
    receivable

    Cost of product development         (300,515)             -
                                        ----------   -----------

    Net cash provided by (used in)
    investing   activities                205,041     (402,739)
                                        ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from notes payable       600,000             -

    Principal payments on notes payable (201,462)       (4,075)

    Principal payments on obligations    (61,722)      (62,991)
    under capital     lease

    Proceeds from exercise of stock             -        26,875
    options
                                        ----------   -----------
    Net cash provided by financing        336,816      (40,191)
    activities
                                        ----------   -----------

NET INCREASE (DECREASE) IN CASH         (854,183)    (3,389,666)
                                        ==========   ===========

CASH, at beginning of period             2,953,740     6,499,390
                                        ----------   -----------
CASH, at end of period                  $2,099,557   $3,109,724
                                        ==========   ===========

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the historical accounts of Portfolio Management Consultants, Inc. ("PMC") for all periods, the accounts of PMCI since September 30, 1993, the accounts of Portfolio Brokerage Services, Inc., and Portfolio Technology Services, Inc. since inception, and PMC Investment Services, Inc. (formerly ADAM Investment Services, Inc.) since September 24, 1997. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal accruals and elimination of intercompany accounts and transactions) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1997.

NOTE 2 - CASH AND CASH EQUIVALENTS

The Company holds cash of $2,100,000 of which $1,750,000 is restricted as a result of the following transaction: In January, 1997, a company (the "LLC") owned and controlled by the Company's president and CEO, borrowed $1,750,000 from a bank with a due date of December 31, 1997. The purpose of the loan was to finance payment of the deferred portion of the purchase price of 410,961 shares of PMCI common stock owned by the LLC that were purchased from a former officer of the Company at the time of his departure in July 1995. In connection with this borrowing, the Company agreed to collateralize the loan on behalf of the LLC and the 410,961 shares of common stock owned by the LLC were pledged to the Company. Accordingly, $1,890,000 of cash was originally restricted for this purpose. In October 1997, the Company and the LLC renegotiated the arrangement with another bank resulting in a $1,400,000 loan to the LLC due and payable December 31, 1998, and collateralized by the Company, and a $350,000 loan due March 31, 1998, collateralized with 87,500 shares of PMCI stock owned by the LLC and released from a pledge to the Company. In April 1998, the $350,000 LLC loan due March 31, 1998, was again restructured with the Company providing cash collateral, the loan being extended until December 31, 1998, and the 87,500 shares of PMCI stock owned by the LLC released from a pledge to the bank and pledged to the Company. Accordingly, as of June 30, 1998, $1,750,000 included in Cash and Cash Equivalents in the accompanying balance sheet is restricted under this arrangement. The Company also agreed to loan the LLC amounts sufficient to pay interest on the loan so long as the amount of loans made and bank collateral provided would not exceed $2,000,000. As of June 30, 1998, the Company has loaned the LLC approximately $195,000 designated to pay the interest on the bank loan. The LLC has agreed to reimburse the Company for any amounts paid by the Company toward the loan or for collateral applied to the loan, including interest at an annual rate of 9%, and has granted the Company a security interest in the 410,961 shares of the Company's common stock owned by it.



NOTE 3 - NOTES PAYABLE

Notes payable include a loan from a bank with an original amount of $600,000 which was collateralized by accounts receivable and of which $36,725 was paid on June 24, 1998. Principal payments are due as follows: $363,725 on January 1, 1999, and $200,000 on April 1, 1999.
Interest on the note, 11%, is due and payable monthly.

NOTE 4 - SUBSEQUENT EVENTS

The Company is reorganizing its executive management and is in discussions with its President and Chief Executive Officer regarding his departure from the Company. In connection with the reorganization, the Company expects that it would become obligated to pay the loan obligations of the LLC (see Note 2) with cash held in restricted accounts. The Company also expects it would take into its treasury stock the 410,961 shares of PMCI common stock owned by the LLC and pledged to the Company in support of its guarantee of the LLC loans.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
       CONDITION  AND  RESULTS  OF  OPERATIONS.

The following discussion provides information that the Company believes is relevant to an assessment and understanding of its results of operations. It should be read in conjunction with the Financial Statements and Notes included elsewhere herein and in the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1997. The discussion below contains "forward looking statements" within the meaning of the federal securities laws, including statements regarding the Company's prospects, cash flows, liquidity, and potential of the Company's products and services and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause results to differ materially from those expressed in the statements.

General

The Company and its subsidiaries develop, market, and manage sophisticated investment management products and services. The Company provides products and services to facilitate the selection and/or monitoring of unaffiliated money managers or mutual funds for customers of the Company's distribution channels depending upon the size, sophistication and requirements of such customers. The Company's products and services address investment suitability and diversification, asset allocation recommendations, portfolio modeling and rebalancing, comprehensive accounting and portfolio performance reporting. The Company's revenues are realized primarily from fees charged to clients based on a percentage of managed assets and to a lesser extent from consulting fees for certain advisory services and licensing fees from its software products. Fees based upon managed assets typically range from 10 to 250 basis points per year, based upon a number of factors such as the size of account and scope of services provided. At the present time, the principal factors affecting the Company's revenues are whether the Company adds or loses clients for its investment management services, the performance of equity and fixed income markets, and the type and size of accounts managed by the Company and related differences in fees charged.

Corporate Restructuring

During the second quarter of 1998, the Company committed substantial resources and efforts in seeking to find a strategic partner to assist the Company with its capital needs as well as strengthen its positions in the financial services arena. To this end, the Company engaged the investment banking firm of Putnam, Lovell, de Guardiola & Thornton. On July 7, 1998, after an extensive negotiation period, the Company entered into a Letter of Intent with Dundee Bancorp Inc. ("Dundee"), a Canadian investment management firm, for a proposed equity investment in the Company of $24 million. In connection with the execution of the Letter of Intent, Dundee provided a loan to the Company of $1.5 million for working capital purposes. However, on August 7, 1998, the Company and Dundee mutually agreed to terminate the Letter of Intent, principally as a result of an internal change in Dundee's priorities. Dundee concluded that a license for the use of the Company's products and services in Canada, or other similar arrangements, may better suit its business plan and strategic goals. The Company and Dundee are currently in discussions regarding such an arrangement, however there can be no assurance that an agreement will be reached. The Company, along with its investment banking firm, continue to seek out strategic relationships and sources of capital to meet the Company's working capital needs.

In order to address its working capital deficit and capital needs, the Company is implementing a wide reaching corporate restructuring. The Company is reorganizing its executive management and is in discussions with its President and Chief Executive Officer, Mr. Kenneth S. Phillips, regarding his departure from the Company. The Company intends to resolve this matter in the near term. The Company intends to name Mr. Scott A. MacKillop, the Company's Executive Vice President and Chief Operating Officer, as President and to name Mr. C.R. (Sonny) Tucker, currently a consultant for the Company, as Interim Chief Executive Officer. Mr. Tucker has held positions as Chief Executive Officer of Shell Middle East and CFO/Controller of Shell Offshore Inc. He also worked as Managing Director for Westridge Capital Management and Director Investment Planning of the Shell Oil Retirement and Savings plans.

The Company has established an executive management team consisting of Mssrs. Tucker, MacKillop and Mr. Robert Brown, Executive Vice President of the Company's subsidiary Portfolio Management Consultants, Inc. ("PMC"), to implement the Company's restructuring plans. An internal leadership team of approximately 20 employees, including senior and middle managers, has been created to make recommendations to the executive management team and implement tactical changes to the Company's method of operations. The goal of these teams is to restructure and refocus the Company's efforts and to achieve profitable operations. The Company intends to achieve this result by focusing on and increasing profitable business channels, eliminating unprofitable business channels, gaining efficiencies in operations and reducing expenses.

As a result of this restructuring, the Company anticipates one-time charges and write-offs in the third quarter of 1998 of approximately $2,500,000.

In addition, the Company has taken or intends to take the following actions:

    Due to the PMCIS integration and related corporate reorganizations, 20 non-critical employees have departed the Company or are expected to depart in the second half of 1998. The Company does not intend to replace those employees.

    In the second quarter of 1998, the Company outsourced the portfolio accounting function for its separate account business. The Company believes this outsourcing will allow it to deploy capital into other areas and into supporting new business. This outsourcing decision is expected to create annual savings by reducing system support, payroll, licensing and maintenance fees, telecommunications and pricing feeds.

    The Company has implemented measures to control costs in all areas and has made strategic improvements in promotion and advertising spending.

    The reorganization of its executive management and executive pay cuts it intends to implement will reduce payroll and related expenses.

    The Company's Atlanta lease obligation terminates in April 1999. The Company believes that all staff will have relocated to Denver or will have left the Company at that time. The Company expects there will be a reduction in one-time relocation, training and employment agency fees and expenses.

    The Company's sales and marketing group has been strategically reorganized.
   The customer service area has been reengineered and customers will benefit from more timely and efficient support. The Company expects to benefit from a re-energized sales effort and lower payroll and travel costs as a result of the reorganization. The Company has also gained capacity as a result of process flow improvements.

    In connection with head count reductions, the Company is evaluating its Denver office space options in order to further reduce overhead costs.

While Management believes that the implementation of the restructuring plans will move the Company towards its goal of near term profitability, there is no assurance that the plan will be successful or that the Company will achieve profitable operations.

Results of Operations

The Quarter in Review

During the second quarter of 1998, the Company experienced disappointing operating results primarily from the Company's activities in non-core business and initiated the corporate restructuring described above. Salaries, advertising and promotion, general and administrative, occupancy and equipment, and professional fees are all lower than the previous quarter. Operating expenses decreased from $3,700,000 in the first quarter to $3,400,000 in the second quarter. Management expects economies of scale and other benefits of the ongoing integration of PMC and PMCIS to continue to emerge over the third and fourth quarters. (See "Corporate Restructuring" above.) The Company's relationship with Ernst & Young LLP ("E&Y") continues to progress. Assets under management in the E&Y program increased $150 million in the second quarter and E&Y added another $93 million in July.

Three Months Ended June 30, 1998 Compared to Three Months Ended June
30, 1997
Six Months Ended June 30, 1998 Compared to Six Months Ended June 30,
1997

Revenues
Gross revenues were $5,400,000 for the quarter ended June 30, 1998, compared to $3,000,000 for the corresponding period in 1997, an increase of 80%. Revenues were $10,900,000 for the six months ended June 30, 1998, compared to $5,900,000 for the corresponding period in 1997, an increase of 85%. The increases were attributable primarily to the PMCIS contribution to investment fees of $2,000,000 and $4,300,000 respectively. PMCIS was acquired in September 1997, and consequently no contribution from PMCIS is reflected through the second quarter of 1997. In addition, revenues in PMC's core wrap business increased $750,000 (25%) for the quarter ended June 30, 1998, and $1,300,000
(22%) for the six months ended June 30, 1998. This increase was attributable to both growth in new assets under management and market appreciation. Negative impact on revenue for the quarter and six months ended June 30, 1998, versus the prior periods were attributable to not going forward with the Republic National Bank of New York ("Republic") relationship and a decrease of revenues of $100,000 and $200,000 respectively, due to the lowered minimum guaranteed fee from E&Y.

Investment Management and Other Fees
Investment Management and Other Fees were $3,300,000 for the quarter ended June 30, 1998, compared to $1,400,000 for the corresponding period in 1997, an increase of 136%. Investment management and other fees were $6,600,000 for the six months ended June 30, 1998, compared to $2,800,000 for the corresponding period in 1997, also an increase of 136%. These fee increases of $1,900,000 and $3,800,000 for the quarter and six months ended June 30, 1998, respectively, were principally the result of $1,300,000 and $2,900,000 increases attributable to the PMCIS acquisition. Investment management and other fees related to PMC's core wrap fee business increased $600,000 (43%) and $900,000 (32%) for the quarter and six months ended June 30, 1998, respectively. These increases are directly related to the increase in PMC core wrap fee business as discussed above.

Net Revenues after Investment Manager and Other Fees
Net Revenues after Investment Manager and Other Fees were $2,200,000 for the quarter ended June 30, 1998, compared to $1,600,000 for the corresponding period in 1997, an increase of 38%. Net revenues after investment manager and other fees were $4,300,000 for the six months ended June 30, 1998, compared to $3,100,000 for the corresponding period in 1997, an increase of 39%. The increase was primarily attributable to the PMCIS acquisition and increase in PMC core wrap fee business as discussed above.

Operating Expenses
Operating expenses were $3,400,000 for the quarter ended June 30, 1998, compared to $2,400,000 for the corresponding quarter in 1997, an increase of 42%. Operating expenses were $7,000,000 for the six months ended June 30, 1998, compared to $4,400,000 for the corresponding period in 1997, an increase of 59%. The increases of $1,000,000 for the quarter and $2,600,000 for the six months ended June 30, 1998, were primarily due to increases in salaries and benefits of $500,000 (37%) for the quarter and $1,300,000 (61%) for the six months ended June 30, 1998, as a result of the PMCIS acquisition and the increase in business related to the E&Y relationship. Eighteen people were added to payroll in conjunction with the PMCIS acquisition. Four people have been added to support the E&Y program. General & administrative and occupancy & equipment expenses increased $300,000 (58%) for the quarter and $800,000 (73%) for the six months ended June 30, 1998, as a result of the PMCIS acquisition and overlapping costs of maintaining duplicate facilities. Amortization expense increased $200,000 (100%) for the quarter and $300,000 (100%) for the six months ended June 30, 1998, directly related to the PMCIS acquisition.

Income Taxes
The Company's effective tax rate for 1997 is 0 (zero).

Net Loss
The Company recorded a net loss of $1,200,000 for the quarter ended June 30, 1998, as compared to $700,000 for the same period in 1997, an increase of 71%. The net loss was $2,700,000 for the six months ended June 30, 1998, as compared to $1,300,000 for the corresponding period in 1997, an increase of 108%. The increase in net loss for the quarter ended June 30, 1998, is directly related to:
1. decrease in revenues compared to the same period last year as a result of not going forward with the Republic relationship
   ($250,000) and a reduction in revenues recognized from the E&Y relationship ($100,000).
2. one-time expenses related to the PMCIS acquisition (e.g. relocation costs, placement fees and duplicate facilities of $125,000). In addition, the Company recognized amortization of $225,000 in 1998 with no corresponding amount in 1997.

The increase in loss for the six month period ended June 30, 1998, is primarily related to:
1.  Republic revenue decrease    $400,000
2.  reduction in E&Y minimum fee guarantee   $200,000
3.  relocation costs associated with PMCIS   $100,000
4.  maintenance of Atlanta office$100,000
5.  PMCIS goodwill amortization  $300,000
6.  increase in depreciation/amortization$300,000
7.  severance payments/employment agency fees$100,000
                                                  TOTAL    $1,500,000


Liquidity and Capital Resources
The Company is actively investigating sources of capital in order to support its working capital requirements. The Company's future liquidity needs are dependent upon the Company's ability to generate additional equity, to reduce expenses associated with its operations, to achieve higher levels of cash flows or a combination of the above. There can be no assurance that financing will be available to the Company or that the Company will otherwise find sources to meet its cash flow requirements.

The Company has historically incurred net losses and accordingly experienced cash flow problems. As a result of the acquisition of PMCIS, the Company is obligated to make a deferred purchase payment on September 24, 1998, currently estimated at approximately $2,000,000. On September 30, 1998, the Company will be required to set aside $500,000 to meet increased regulatory capital requirements for its broker/dealer operations. On December 31, 1998, the Company is obligated to repay the Dundee note obligation of $1,500,000. However, the Company is in negotiations with Dundee concerning an arrangement whereby Dundee would license certain of the Company's products with proceeds applied toward the loan. Also, the Company will be required to use cash of approximately $1,750,000 to repay the obligation of KP3, LLC, and write-off approximately $230,000 in notes receivable from the LLC, in conjunction with the Separation and Consulting Agreement with Mr. Phillips. In addition, continuing losses from operations have resulted in the Company's cash balances decreasing further. The Company's current working capital deficit is approximately $1,500,000. The Company is continuing its efforts to reduce expenses. (See "Corporate Restructuring" above.) Management believes that these efforts, along with deferral of expenses and liabilities, should allow the Company to continue operations while it seeks further capital. While the Company is seeking out sources of short and long term capital to meet its obligations, there is no assurance that sources of such funds will be available to the Company. Should additional capital not be raised, the Company will look to further reduce expenses associated with its operations, sell non-core business or assets and otherwise downsize its overhead, or a combination of the above. There is no assurance that the Company's restructuring efforts will be successful. If the Company is not able to raise additional capital or successfully restructure its obligations, the business and financial condition of the Company will be materially adversely affected.

At June 30, 1998, the Company had cash of $2,100,000, a substantial portion of which was held in short-term interest bearing accounts, including restricted cash of $1,800,000.

For the Quarter Ended June 30, 1998:
Cash  used  in  operating  activities  was  $1,400,000.   This  was  due
primarily to the net loss from operations.

Cash provided by investing activities was $200,000. Cash provided by investing activities was the result of payments received on a note receivable.

Cash provided by financing activities of $340,000 was primarily related to the borrowings to finance accounts receivable.

The Company  anticipates  that it will continue to experience  operating
losses   until  such  time  as  it  can  realize  the  benefits  of  the restructuring and growth in assets under management and administration.

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

The Company currently expects that costs to comply will be born substantially by outside entities, and the Company anticipates that its costs to achieve Year 2000 compliance will not exceed $250,000 over the next 18 months. These costs exclude the time that may be spent by management and administrative staff in guiding and assisting the information technology effort described above or for bringing internal systems into Year 2000 compliance.

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

In August 1998, the Company settled a dispute with its former Executive Vice President, Mr. David Andrus, concerning his entitlement to severance under his Employment Agreement.

The Company is not aware of any other material legal proceedings or investigations currently pending or threatened against the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     10.1Change in Control Agreement between the Company and Kenneth S.
         Phillips, dated May 15, 1998.
     10.2Change in Control Agreement between the Company and Scott A.
         MacKillop, dated May 15, 1998
     10.3Change in Control Agreement between the Company and Stephen A.
         Ash, dated May 15, 1998
     10.4Change in Control Agreement between the Company and Maureen E.
         Dobel, dated May 21, 1998

B.   Reports on Form 8-K
         None

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES


SIGNATURES

In  accordance   with  the   requirements   of  the  Exchange  Act,  the
registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PMC INTERNATIONAL, INC.
                                  REGISTRANT



Date:  August 19, 1998            /s/      Scott A. MacKillop
                                           Scott A. MacKillop
                                           Executive Vice President
                                           and Chief Operating Officer



Date: August 19, 1998             /s/      Stephen M. Ash
               Stephen M. Ash
               Chief Financial Officer

               PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                             EXHIBIT INDEX

A.   Number    Exhibit

     10.1Change in Control Agreement between the Company and Kenneth S.
         Phillips, dated May 15, 1998.
     10.2Change in Control Agreement between the Company and Scott A.
         MacKillop, dated May 15, 1998
     10.3Change in Control Agreement between the Company and Stephen A.
         Ash, dated May 15, 1998
     10.4Change in Control Agreement between the Company and Maureen E.
         Dobel, dated May 21, 1998

EXHIBIT 10.1
                CHANGE IN CONTROL SEVERANCE AGREEMENT


    THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (this "Agreement"), dated as of May 15, 1998, is made and entered by and between PMC International, Inc., a Colorado corporation (the "Company"), and Kenneth S. Phillips (the "Executive").

                                RECITALS

    WHEREAS, the Executive is a senior executive and key employee of the Company or one or more of its Subsidiaries and has made and is expected to continue to make major contributions to the short-term and long-term growth and financial strength of the Company;

    WHEREAS, the Company recognizes that, as is the case for most publicly held companies, the possibility of a Change in Control (as defined below) exists; and

    WHEREAS, the Board (as defined below) has determined that it is in the best interests of the Company and its stockholders to secure the Executive's continued services and to ensure the Executive's continued dedication and objectivity in the event of any threat or occurrence of, or negotiation or other action that could lead to, or create the possibility of, a Change in Control of the Company, without concern as to whether Executive might be hindered or distracted by personal uncertainties and risks created by any such possible Change in Control, and to encourage Executive's full attention and dedication to the Company.

    NOW, THEREFORE, in consideration of the foregoing and of the mutual promises, covenants and agreements contained herein, the Company and Executive hereby agree as follows:

                                 AGREEMENT

1. Certain Defined Terms. In addition to terms defined elsewhere herein, the following terms have the respective meanings set forth below:

    (a)"Base Pay" means the Executive's annual base salary at a rate not less than the Executive's annual fixed or base compensation as in effect for Executive immediately prior to the occurrence of a Change in Control or such higher rate as may be determined from time to time by the Board or a committee thereof.

    (b)"Board" means the Board of Directors of the Company.

    (c)"Cause" means that the Executive shall have:

       (i) committed a breach of this Agreement or any employment agreement between the Company or Subsidiary and the Executive and either: (A) such breach is not cured within thirty (30) days after notice from the Company specifying the action which constitutes the breach and demanding its discontinuance, or
         (B) such breach is cured and the breach recurs during or after such 30-day period,

       (ii) exhibited willful disobedience of or repeated failure to perform reasonable directions of the Board,

       (iii) committed gross malfeasance in performance of his duties hereunder,

       (iv) committed acts resulting in an indictment charging the Executive with the commission of a felony,

       (v)     engaged in fraud, misappropriation, or embezzlement,

       (vi) disclosed confidential information in violation of any agreement between the Company or Subsidiary and the Executive, or

       (vii) willfully engaged in conduct materially injurious to the Company.

    (d) "Change in Control" occurs when any of the following events occur during the Term of this Agreement:

       (i) any person or entity other than the Executive or Bedford Capital Financial Corporation becomes the record or beneficial owner, directly or indirectly, of more than fifty percent (50%) of the then outstanding voting stock of the Company,

       (ii) the shareholders of the Company approve a merger or consolidation of the Company with any other entity, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least eighty percent (80%) of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or

       (iii) the shareholders approve an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

    (e)   "Incentive  Pay" means an annual  amount  equal to the average of the  annual  bonus  paid  or  payable  in  regard  to  services rendered in any fiscal year during the three fiscal years immediately preceding the fiscal year in which the Change in Control occurs pursuant to any annual bonus plan, program or arrangement (whether or not funded) of the Company or Subsidiary, or any successor thereto. The computation of Incentive Pay shall include any fiscal years or portions thereof in which no annual bonus was paid or payable. If the Executive has been employed for less than three (3) years at the Termination Date, the denominator used to compute such average shall equal the Executive's length of employment.

    (f) "Severance Period" means the period of time commencing on the date of the first occurrence of a Change in Control and continuing until the earliest of (i) the second anniversary of the occurrence of the Change in Control, (ii) the Executive's death or termination by disability, or (iii) the Executive's attainment of age 65.

    (g)   "Subsidiary" means a corporation, company or other entity

       (i) more than 50% of whose outstanding shares or securities (representing the right to vote for the election of directors or other managing authority are, or

       (ii) which does not have outstanding shares or securities (as may be the case in a partnership, joint venture or unincorporated association), but more than 50% of whose ownership interest representing the right generally to make decisions for such other entity is, owned or controlled, directly or indirectly, by the Company.

    (h) "Term" means the period commencing as of the date hereof and expiring as of the later of (i) the close of business on December 31, 2000, or (ii) the expiration of the Severance Period; provided, however, that (A) commencing on January 1, 2000 and each January 1 thereafter, the term of this Agreement will automatically be extended for an additional year unless, not later than September 30 of the immediately preceding year, the Company or the Executive shall have given notice that it or the Executive, as the case may be, does not wish to have the Term extended and (B) if, prior to a Change in Control, the Executive ceases for any reason to be an employee of the Company or any Subsidiary, thereupon without further action the Term shall be deemed to have expired and this Agreement will immediately terminate and be of no further effect. For purposes of this
      Section 1(h), the Executive shall not be deemed to have ceased to be an employee of the Company or any Subsidiary by reason of the transfer of Executive's employment between the Company and any Subsidiary, or among any Subsidiaries.

    (i) "Termination Date" means the date on which the Executive's employment is terminated (the effective date of which shall be the date of termination, or such other date that may be specified by the Executive if the termination is pursuant to Section 3(b) or Section 3(c)).

2. Operation of Agreement. This Agreement will be effective and binding immediately upon its execution, but, anything in this Agreement to the contrary notwithstanding, this Agreement will not be operative unless and until a Change in Control occurs. Upon the occurrence of a Change in Control at any time during the Term, without further action, this Agreement shall become immediately operative.

3. Termination Following a Change in Control. (a) If the Executive's employment is terminated by the Company or any Subsidiary during the Severance Period, the Executive shall receive the benefits described in Section 4 unless such termination is the result of the occurrence of one or more of the following events:

       (i)    The Executive's death,

       (ii) If the Executive becomes permanently disabled within the meaning of, and begins actually to receive disability benefits pursuant to, the long-term disability plan in effect for, or applicable to, Executive immediately prior to the Change in Control,

       (iii)   Retirement of the Executive on or after age 65, or

       (iv)   Cause.

    (b)If the Executive terminates his employment with the Company or its Subsidiaries during the Severance Period while having Good Reason (as defined below), the Executive shall receive the benefits described in Section 4. The Executive shall have Good Reason if such termination is not made in connection with any reason described in Section 3(a) above, and if such termination follows the occurrence of:

       (i) a reduction in the Executive's Base Pay or Incentive Pay as in effect immediately prior to the Change in Control
         (including a change in performance criteria which impacts negatively on the Executive's ability to achieve Incentive
         Pay) under the Executive's employment agreement with the Company or Subsidiary, the failure to continue the Executive's participation in any incentive compensation plan in which he was a participant immediately prior to the Change in Control unless a plan providing a substantially similar opportunity is substituted, or the termination or material reduction of any employee benefit or perquisite enjoyed by him immediately prior to the Change in Control, unless comparable benefits or perquisites (determined in the aggregate) are substituted,

       (ii) material diminution in the Executive's duties as in effect immediately prior to the Change in Control or assignment to the Executive of duties materially inconsistent with his duties as in effect immediately prior to the Change in Control,

       (iii)   the loss of any of the  Executive's  titles or  positions
         (in  his   capacity  as  an  officer  of  the   Company)   held
         immediately prior to the Change in Control,

       (iv) the failure of the Company to obtain the assumption in writing of its obligation to perform this Agreement by any successor after a merger, consolidation, sale or similar transaction, or

       (v) the Company relocates its principal executive offices, or requires the Executive to have his principal location of work changed, to any location that is in excess of fifty (50) miles from the location thereof immediately prior to the Change in Control,

       (vi) Notwithstanding anything contained in this Agreement to the contrary, any circumstance described in clauses (i)
         through (v) of this Section 3(b) shall not constitute Good Reason unless the Executive gives written notice thereof to the Company in accordance with Section 13 and the Company fails to remedy such circumstance within fifteen (15) business days following receipt of such notice.

    (c)Notwithstanding anything contained in this Agreement to the contrary, in the event of a Change in Control, the Executive may terminate employment with the Company and any Subsidiary for any reason, or without reason, during the sixty-day period immediately following the date one year after the first occurrence of a Change in Control with the right to severance compensation as described in Section 4.

    (d)Except as otherwise described in Section 4, a termination by the Company pursuant to Section 3(a) or by the Executive pursuant to
       Section 3(b) or Section 3(c) will not affect any rights that the Executive may have pursuant to any agreement, policy, plan, program or arrangement of the Company providing benefits, which rights shall be governed by the terms thereof.

4. Severance Compensation. Any amounts and benefits to which the Executive is entitled under this Agreement shall be offset and reduced by any other amount of severance benefits to be received by the Executive upon termination of employment under any employment agreement between the Executive and the Company (or Subsidiary) or any other severance plan, policy, agreement or arrangement of the Company or Subsidiary. The amounts and benefits to which the Executive is entitled pursuant to Section 3 of this Agreement are:

     (a) A cash payment payable during each month of the Continuation Period (as defined below) in an amount equal to 1/12 of the sum of Base Pay and Incentive Pay, and commencing on the first day of the month following the Termination Date,

     (b)  A lump-sum  cash payment which the Company will pay within ten
       (10) business days after the expiration of the Continuation Period (as defined below) equal to the Company matching contributions that would have been made under the Company's 401(k) savings plan(s) on the amounts described in Section 4(a) if the Executive had continued in employment and participated to the fullest extent under such plan(s). For this purpose, the Company matching contribution rate shall be determined using the rate of Company matching contribution in effect at the Change in Control, or the rate in effect on the Termination Date if greater.

     (c) For a period of twenty-seven (27) months following the Termination Date (the "Continuation Period"), the Company will arrange to provide the Executive with continued medical, group life, and dental benefits substantially similar, and subject to the same employee contribution requirement, to those that the Executive was receiving or entitled to receive immediately prior to the Termination Date (or, if greater, immediately prior to the Change in Control). If and to the extent that the Company determines that any benefit described in this Section 4(c) cannot be paid or provided under any policy, plan, or program or arrangement of the Company or any Subsidiary, as the case may be, then the Company will itself make a lump-sum payment to the Executive equal to the actuarial value of the Company's cost of providing such benefits. Benefits otherwise receivable by the Executive pursuant to this Section 4(c) will be reduced to the extent comparable welfare benefits are actually received by the Executive from another employer during the Continuation Period following the Executive's Termination Date, and any such welfare benefits actually received by the Executive shall be reported by the Executive to the Company.

     Provided, however, notwithstanding any other agreement between the Company or Subsidiary and the Executive to the contrary, any payments due under this Section 4 that are rendered non-deductible by the Company (or any Subsidiary) solely by virtue of the $1,000,000 limit on applicable employee remuneration established under 162(m) of the Internal Revenue Code of 1986, as amended, during the tax year of the Change in Control, shall not be payable until the next following tax year of the Company or its successor. Such payment shall then be made within ten (10) business days following the start of such tax year.

5. Excess Parachute Payment Limitations. In the event that the Executive would be subject to a tax pursuant to Section 4999 of the Internal Revenue Code, as amended, (the "Code"), as a result of an excess parachute payment, or a deduction would not be allowed to the Company or any Subsidiary for all or any part of such payment by reason of Section 280G of the Code, such payment shall be reduced. In the event such reduction is required, the amounts payable to the Executive under this Agreement, or any other agreement, plan or program, of the Company or any Subsidiary, shall be reduced to an amount such that the present value of all payments in the nature of compensation which are contingent upon a Change in Control total an amount not greater than three (3) times the Executive's base amount less one dollar, as any such terms are defined or applied in Section 280G of the Code and the proposed regulations thereunder. The determinations to be made with respect to this Section 5 shall be made by the public accounting firm that is retained by the Company as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within fifteen (15) business days of being requested to do so by the Company. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

6. No Mitigation Obligation. The Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment, nor will any profits, income, earnings or other benefits from any source whatsoever create any mitigation, offset, reduction or any other obligation on the part of the Executive hereunder or otherwise, except as expressly provided in
    Section 4 and Section 8 of this Agreement.

7. Legal Fees and Expenses. If any contest or dispute shall arise under this Agreement involving the failure or refusal of the Company to perform fully in accordance with the terms hereof, the Company shall reimburse the Executive, on a current basis, for all legal fees and expenses, if any, incurred by the Executive in connection with such contest or dispute regardless of the result thereof.

8.   Competitive Activity.

    (a) Notwithstanding any other provision of this Agreement or any other agreement between the Company and the Executive to the contrary, during the continuance of his employment by the Company and for a period of twenty-four (24) months after termination of his employment (the "Non-Compete Period"), the Executive shall not (i) anywhere in the United States, engage in any business which competes directly or indirectly with the Company or (ii) directly or indirectly, use, disseminate, or disclose for any purpose other than for the purposes of the Company's business, any of the Company's confidential information or trade secrets, unless such disclosure is compelled in a judicial proceeding. Upon termination of his employment, all documents, records, notebooks, and similar repositories of records containing information relating to any trade secrets or confidential information then in the Executive's possession or control, whether prepared by him or by others, shall be left with the Company or returned to the Company upon its request. In the event the Executive violates this Section 8, the remaining monthly payments provided for under Section 4(a) and Section 4(c) shall cease.

    (b)During the Non-Compete Period, the Executive will not (i) directly or indirectly cause, or attempt to cause, to leave the employ of the Company any employee of the Company that is an employee of the Company at any time during the period beginning six months before the date of this Agreement and ending at the end of the Non-Compete Period, (ii) directly or indirectly solicit any customer of the Company as to which the Executive obtained knowledge during his affiliation with the Company as a member of the leadership team of the Company or with any affiliate of the Company, (iii) knowingly or recklessly interfere or attempt to interfere with any transaction in which the Company was involved during the term of this Agreement, or
       (iv) in any other way knowingly or recklessly interfere with the relationship between the Company and any of its employees, customers or suppliers.

9. Employment Rights. Nothing expressed or implied in this Agreement will create any right or duty on the part of the Company or the Executive to have the Executive remain in the employment of the Company or any Subsidiary prior to or following any Change in Control.

10. Release.   Payment  of  the  severance  compensation  set  forth  in
    Section 4 hereto is conditioned upon the Executive executing and delivering to the Company a general release to be provided by the Company.

11. Withholding of Taxes. The Company may withhold from any amounts payable under this Agreement all federal, state, city or other taxes as the Company is required to withhold pursuant to any law or government regulation or ruling.

12. Successors and Binding Effect. This Agreement is a personal service agreement and may not be assigned by the Company or the Executive, except that the Company may assign this Agreement to a successor by merger, consolidation, sale of assets or other reorganization. Subject to the foregoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, and legal representatives.

13. Notices. Any notice required or permitted to be given under this Agreement shall be directed to the appropriate party in writing and mailed or delivered, if to the Company, to 555 Seventeenth Street, 14th Floor, Denver, Colorado 80202 or to the Company's then principal office, if different, and if to the Executive, to 766 16th Street, Boulder, Colorado 80302.

14. Applicable Law. This Agreement is entered into in the State of Colorado and for all purposes shall be governed by the laws of the State of Colorado.

15. Validity. If any provision of this Agreement or the application of any provision hereof to any person or circumstances is held invalid, unenforceable or otherwise illegal, the remainder of this Agreement and the application of such provision to any other person or circumstances will not be affected, and the provision so held to be invalid, unenforceable or otherwise illegal will be reformed to the extent (and only to the extent) necessary to make it enforceable, valid or legal.

16. Representation by Counsel. The parties hereto acknowledge that they have had the opportunity to consult with counsel and have done so to the extent they deemed appropriate during the negotiation, preparation and execution of this Agreement.

17. Counterparts. This instrument may be executed in one or more counterparts, each of which shall be deemed an original.

18. Amendment. This Agreement may not be amended except by an instrument in writing executed by each of the parties hereto.

IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered as of the date first above written.

                           PMC INTERNATIONAL, INC.

                           By:  /s/ Scott A. MacKillop

                           Title:   Executive Vice President and Chief
                           Operating Officer





                           /s/ Kenneth S. Phillips

                           KENNETH S. PHILLIPS

                           ______________________________

EXHIBIT 10.2
                     CHANGE IN CONTROL SEVERANCE AGREEMENT


    THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (this "Agreement"), dated as of May 15, 1998, is made and entered by and between PMC International, Inc., a Colorado corporation (the "Company"), and Scott A. MacKillop (the "Executive").

                                   RECITALS

    WHEREAS, the Executive is a senior executive and key employee of the Company or one or more of its Subsidiaries and has made and is expected to continue to make major contributions to the short-term and long-term growth and financial strength of the Company;

    WHEREAS, the Company recognizes that, as is the case for most publicly held companies, the possibility of a Change in Control (as defined below) exists; and

    WHEREAS, the Board (as defined below) has determined that it is in the best interests of the Company and its stockholders to secure the Executive's continued services and to ensure the Executive's continued dedication and objectivity in the event of any threat or occurrence of, or negotiation or other action that could lead to, or create the possibility of, a Change in Control of the Company, without concern as to whether Executive might be hindered or distracted by personal uncertainties and risks created by any such possible Change in Control, and to encourage Executive's full attention and dedication to the Company.

    NOW,  THEREFORE,  in  consideration  of the  foregoing  and  of the  mutual
promises,   covenants  and  agreements   contained  herein,   the  Company  and
Executive hereby agree as follows:

                                     AGREEMENT

1. Certain Defined Terms. In addition to terms defined elsewhere herein, the following terms have the respective meanings set forth below:

    (a) "Base Pay" means the Executive's annual base salary at a rate not less than the Executive's annual fixed or base compensation as in effect for Executive immediately prior to the occurrence of a Change in Control or such higher rate as may be determined from time to time by the Board or a committee thereof.

    (b) "Board" means the Board of Directors of the Company.

    (c) "Cause" means that the Executive shall have:

        (i) committed a breach of this Agreement or any employment agreement between the Company or Subsidiary and the Executive and either: (A) such breach is not cured within thirty (30) days after notice from the Company specifying the action which constitutes the breach and demanding its discontinuance, or (B) such breach is cured and the breach recurs during or after such 30-day period,

        (ii) exhibited willful disobedience of or repeated failure to perform reasonable directions of the Board,

        (iii) committed gross malfeasance in performance of his duties hereunder,

        (iv)     committed  acts  resulting  in  an  indictment   charging  the
           Executive with the commission of a felony,

        (v)      engaged in fraud, misappropriation, or embezzlement,

        (vi)     disclosed   confidential   information  in  violation  of  any
           agreement between the Company or Subsidiary and the Executive, or

        (vii) willfully engaged in conduct materially injurious to the Company.

    (d) "Change in Control" occurs when any of the following events occur during the Term of this Agreement:

        (i) any person or entity other than the Executive or Bedford Capital Financial Corporation becomes the record or beneficial owner, directly or indirectly, of more than fifty percent (50%) of the then outstanding voting stock of the Company,

        (ii) the shareholders of the Company approve a merger or consolidation of the Company with any other entity, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least eighty percent (80%) of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or

        (iii)    the  shareholders   approve  an  agreement  for  the  sale  or
           disposition by the Company of all or substantially all of the Company's assets.

    (e) "Incentive Pay" means an annual amount equal to the average of the annual bonus paid or payable in regard to services rendered in any fiscal year during the three fiscal years immediately preceding the fiscal year in which the Change in Control occurs pursuant to any annual bonus plan, program or arrangement
       (whether  or not
       funded) of the Company or Subsidiary, or any successor thereto. The computation of Incentive Pay shall include any fiscal years or portions thereof in which no annual bonus was paid or payable. If the Executive has been employed for less than three (3) years at the Termination Date, the denominator used to compute such average shall equal the Executive's length of employment.

    (f) "Severance Period" means the period of time commencing on the date of the first occurrence of a Change in Control and continuing until the earliest of (i) the second anniversary of the occurrence of the Change in Control, (ii) the Executive's death or termination by disability, or (iii) the Executive's attainment of age 65.

    (g)     "Subsidiary" means a corporation, company or other entity

        (i) more than 50% of whose outstanding shares or securities (representing the right to vote for the election of directors or other managing authority are, or

        (ii) which does not have outstanding shares or securities (as may be the case in a partnership, joint venture or unincorporated association), but more than 50% of whose ownership interest representing the right generally to make decisions for such other entity is, owned or controlled, directly or indirectly, by the Company.

    (h) "Term" means the period commencing as of the date hereof and expiring as of the later of (i) the close of business on December 31, 2000, or (ii) the expiration of the Severance Period; provided, however, that (A) commencing on January 1, 2000 and each January 1 thereafter, the term of this Agreement will automatically be extended for an additional year unless, not later than September 30 of the immediately preceding year, the Company or the Executive shall have given notice that it or the Executive, as the case may be, does not wish to have the Term extended and (B) if, prior to a Change in Control, the Executive ceases for any reason to be an employee of the Company or any Subsidiary, thereupon without further action the Term shall be deemed to have expired and this Agreement will immediately terminate and be of no further effect. For purposes of this Section 1(h), the Executive shall not be deemed to have ceased to be an employee of the Company or any Subsidiary by reason of the transfer of Executive's employment between the Company and any Subsidiary, or among any Subsidiaries.

    (i) "Termination Date" means the date on which the Executive's employment is terminated (the effective date of which shall be the date of termination, or such other date that may be specified by the Executive if the termination is pursuant to Section 3(b) or Section 3(c)).

2. Operation of Agreement. This Agreement will be effective and binding immediately upon its execution, but, anything in this Agreement to the contrary notwithstanding, this Agreement will not be operative unless and until a Change in Control occurs. Upon the occurrence of a Change in Control at any time during the Term, without further action, this Agreement shall become immediately operative.

3.  Termination   Following  a  Change  in  Control.  (a)  If  the  Executive's
    employment is terminated by the Company or any Subsidiary during the Severance Period, the Executive shall receive the benefits described in
    Section 4 unless such termination is the result of the occurrence of one or more of the following events:

        (i)     The Executive's death,

        (ii) If the Executive becomes permanently disabled within the meaning of, and begins actually to receive disability benefits pursuant to, the long-term disability plan in effect for, or applicable to, Executive immediately prior to the Change in Control,

        (iii)    Retirement of the Executive on or after age 65, or

        (iv)    Cause.

    (b) If the Executive terminates his employment with the Company or its Subsidiaries during the Severance Period while having Good Reason (as defined below), the Executive shall receive the benefits described in
        Section 4. The Executive shall have Good Reason if such termination is not made in connection with any reason described in Section 3(a) above, and if such termination follows the occurrence of:

        (i) a reduction in the Executive's Base Pay or Incentive Pay as in effect immediately prior to the Change in Control (including a change in performance criteria which impacts negatively on the Executive's ability to achieve Incentive Pay) under the Executive's employment agreement with the Company or Subsidiary, the failure to continue the Executive's participation in any incentive compensation plan in which he was a participant immediately prior to the Change in Control unless a plan providing a substantially similar opportunity is substituted, or the termination or material reduction of any employee benefit or perquisite enjoyed by him immediately prior to the Change in Control, unless comparable benefits or perquisites (determined in the aggregate) are substituted,

        (ii) material diminution in the Executive's duties as in effect immediately prior to the Change in Control or assignment to the Executive of duties materially inconsistent with his duties as in effect immediately prior to the Change in Control,

        (iii) the loss of any of the Executive's titles or positions (in his capacity as an officer of the Company) held immediately prior to the Change in Control,

        (iv) the failure of the Company to obtain the assumption in writing of its obligation to perform this Agreement by any successor after a merger, consolidation, sale or similar transaction, or

        (v) the Company relocates its principal executive offices, or requires the Executive to have his principal location of work changed, to any location that is in excess of fifty (50) miles from the location thereof immediately prior to the Change in Control,

        (vi) Notwithstanding anything contained in this Agreement to the contrary, any circumstance described in clauses (i) through (v) of this Section 3(b) shall not constitute Good Reason unless the Executive gives written notice thereof to the Company in accordance with Section 13 and the Company fails to remedy such circumstance within fifteen (15) business days following receipt of such notice.

    (c) Notwithstanding anything contained in this Agreement to the contrary, in the event of a Change in Control, the Executive may terminate employment with the Company and any Subsidiary for any reason, or without reason, during the sixty-day period immediately following the date one year after the first occurrence of a Change in Control with the right to severance compensation as described in Section 4.

    (d) Except as otherwise described in Section 4, a termination by the Company pursuant to Section 3(a) or by the Executive pursuant to
        Section 3(b) or Section 3(c) will not affect any rights that the Executive may have pursuant to any agreement, policy, plan, program or arrangement of the Company providing benefits, which rights shall be governed by the terms thereof.

4. Severance Compensation. Any amounts and benefits to which the Executive is entitled under this Agreement shall be offset and reduced by any other amount of severance benefits to be received by the Executive upon termination of employment under any employment agreement between the Executive and the Company (or Subsidiary) or any other severance plan, policy, agreement or arrangement of the Company or Subsidiary. The amounts and benefits to which the Executive is entitled pursuant to
    Section 3 of this Agreement are:

      (a) A cash payment payable during each month of the Continuation Period (as defined below) in an amount equal to 1/12 of the sum of Base Pay and Incentive Pay, and commencing on the first day of the month following the Termination Date,

      (b) A lump-sum cash payment which the Company will pay within ten (10) business days after the expiration of the Continuation Period (as defined below) equal to the Company matching contributions that would have been made under the Company's 401(k) savings plan(s) on the amounts described in Section 4(a) if the Executive had continued in employment and participated to the fullest extent under such plan(s). For this purpose, the Company matching contribution rate shall be determined using the rate of Company matching contribution in effect at the Change in Control, or the rate in effect on the Termination Date if greater.

      (c) For a period of twenty-seven (27) months following the Termination Date (the "Continuation Period"), the Company will arrange to provide the Executive with continued medical, group life, and dental benefits substantially similar, and subject to the same employee contribution requirement, to those that the Executive was receiving or entitled to receive immediately prior to the Termination Date (or, if greater, immediately prior to the Change in Control). If and to the extent that the Company determines that any benefit described in this Section 4(c) cannot be paid or provided under any policy, plan, or program or arrangement of the Company or any Subsidiary, as the case may be, then the Company will itself make a lump-sum payment to the Executive equal to the actuarial value of the Company's cost of providing such benefits. Benefits otherwise receivable by the Executive pursuant to this Section 4(c) will be reduced to the extent comparable welfare benefits are actually received by the Executive from another employer during the Continuation Period following the Executive's Termination Date, and any such welfare benefits actually received by the Executive shall be reported by the Executive to the Company.

      Provided,  however,  notwithstanding  any  other  agreement  between  the
      Company or Subsidiary and the Executive to the contrary, any payments due under this Section 4 that are rendered non-deductible by the Company (or any Subsidiary) solely by virtue of the $1,000,000 limit on applicable employee remuneration established under 162(m) of the Internal Revenue Code of 1986, as amended, during the tax year of the Change in Control, shall not be payable until the next following tax year of the Company or its successor. Such payment shall then be made within ten (10) business days following the start of such tax year.

5. Excess Parachute Payment Limitations. In the event that the Executive would be subject to a tax pursuant to Section 4999 of the Internal Revenue Code, as amended, (the "Code"), as a result of an excess parachute payment, or a deduction would not be allowed to the Company or any Subsidiary for all or any part of such payment by reason of Section 280G of the Code, such payment shall be reduced. In the event such reduction is required, the amounts payable to the Executive under this Agreement, or any other agreement, plan or program, of the Company or any Subsidiary, shall be reduced to an amount such that the present value of all payments in the nature of compensation which are contingent upon a Change in Control total an amount not greater than three (3) times the Executive's base amount less one dollar, as any such terms are defined or applied in
    Section 280G of the Code and the proposed regulations thereunder. The determinations to be made with respect to this Section 5 shall be made by the public accounting firm that is retained by the Company as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within fifteen (15) business days of being requested to do so by the Company. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

6. No Mitigation Obligation. The Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment, nor will any profits, income, earnings or other benefits from any source whatsoever create any mitigation, offset, reduction or any other obligation on the part of the Executive hereunder or otherwise, except as expressly provided in Section 4 and Section 8 of this Agreement.

7. Legal Fees and Expenses. If any contest or dispute shall arise under this Agreement involving the failure or refusal of the Company to perform fully in accordance with the terms hereof, the Company shall reimburse the Executive, on a current basis, for all legal fees and expenses, if any, incurred by the Executive in connection with such contest or dispute regardless of the result thereof.

8.   Competitive Activity.

    (a) Notwithstanding any other provision of this Agreement or any other agreement between the Company and the Executive to the contrary, during the continuance of his employment by the Company and for a period of twenty-four (24) months after termination of his employment (the "Non-Compete Period"), the Executive shall not (i) anywhere in the United States, engage in any business which competes directly or indirectly with the Company or (ii) directly or indirectly, use, disseminate, or disclose for any purpose other than for the purposes of the Company's business, any of the Company's confidential information or trade secrets, unless such disclosure is compelled in a judicial proceeding. Upon termination of his employment, all documents, records, notebooks, and similar repositories of records containing information relating to any trade secrets or confidential information then in the Executive's possession or control, whether prepared by him or by others, shall be left with the Company or returned to the Company upon its request. In the event the

        Executive   violates  this  Section  8,  the  remaining   monthly
        payments provided for under Section 4(a) and Section 4(c) shall cease.

    (b) During the Non-Compete Period, the Executive will not (i) directly or indirectly cause, or attempt to cause, to leave the employ of the Company any employee of the Company that is an employee of the Company at any time during the period beginning six months before the date of this Agreement and ending at the end of the Non-Compete Period, (ii) directly or indirectly solicit any customer of the Company as to which the Executive obtained knowledge during his affiliation with the Company as a member of the leadership team of the Company or with any affiliate of the Company, (iii) knowingly or recklessly interfere or attempt to interfere with any transaction in which the Company was involved during the term of this Agreement, or (iv) in any other way knowingly or recklessly interfere with the relationship between the Company and any of its employees, customers or suppliers.

9. Employment Rights. Nothing expressed or implied in this Agreement will create any right or duty on the part of the Company or the Executive to have the Executive remain in the employment of the Company or any Subsidiary prior to or following any Change in Control.

10. Release. Payment of the severance compensation set forth in Section 4 hereto is conditioned upon the Executive executing and delivering to the Company a general release to be provided by the Company.

11. Withholding of Taxes. The Company may withhold from any amounts payable under this Agreement all federal, state, city or other taxes as the Company is required to withhold pursuant to any law or government regulation or ruling.

12. Successors and Binding Effect. This Agreement is a personal service agreement and may not be assigned by the Company or the Executive, except that the Company may assign this Agreement to a successor by merger, consolidation, sale of assets or other reorganization. Subject to the foregoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, and legal representatives.

13. Notices. Any notice required or permitted to be given under this Agreement shall be directed to the appropriate party in writing and mailed or delivered, if to the Company, to 555 Seventeenth Street, 14th Floor, Denver, Colorado 80202 or to the Company's then principal office, if
    different,        and       if       to       the       Executive,       to
    2648 S. Kittridge Park Road, Evergreen, Colorado 80437.

14. Applicable Law. This Agreement is entered into in the State of Colorado and for all purposes shall be governed by the laws of the State of Colorado.

15. Validity. If any provision of this Agreement or the application of any provision hereof to any person or circumstances is held invalid, unenforceable or otherwise illegal, the remainder of this Agreement and the application of such provision to any other person or circumstances will not be affected, and the provision so held to be invalid, unenforceable or otherwise illegal will be reformed to the extent (and only to the extent) necessary to make it enforceable, valid or legal.

16. Representation by Counsel. The parties hereto acknowledge that they have had the opportunity to consult with counsel and have done so to the extent they deemed appropriate during the negotiation, preparation and execution of this Agreement.

17.    Counterparts.   This   instrument   may  be  executed  in  one  or  more
    counterparts, each of which shall be deemed an original.

18. Amendment. This Agreement may not be amended except by an instrument in writing executed by each of the parties hereto.

IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered as of the date first above written.

                               PMC INTERNATIONAL, INC.

                               By:  /s/ Kenneth S. Phillips
                                        Kenneth S. Phillips
                               Title:   President & CEO



                               SCOTT A. MacKILLOP

                               /s/ Scott A. MacKillop

EXHIBIT 10.3
                     CHANGE IN CONTROL SEVERANCE AGREEMENT


    THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (this "Agreement"), dated as of May 15, 1998, is made and entered by and between PMC International, Inc., a Colorado corporation (the "Company"), and Stephen M. Ash (the "Executive").

                                   RECITALS

    WHEREAS, the Executive is a senior executive and key employee of the Company or one or more of its Subsidiaries and has made and is expected to continue to make major contributions to the short-term and long-term growth and financial strength of the Company;

    WHEREAS, the Company recognizes that, as is the case for most publicly held companies, the possibility of a Change in Control (as defined below) exists; and

    WHEREAS, the Board (as defined below) has determined that it is in the best interests of the Company and its stockholders to secure the Executive's continued services and to ensure the Executive's continued dedication and objectivity in the event of any threat or occurrence of, or negotiation or other action that could lead to, or create the possibility of, a Change in Control of the Company, without concern as to whether Executive might be hindered or distracted by personal uncertainties and risks created by any such possible Change in Control, and to encourage Executive's full attention and dedication to the Company.

    NOW,  THEREFORE,  in  consideration  of the  foregoing  and  of the  mutual
promises,   covenants  and  agreements   contained  herein,   the  Company  and
Executive hereby agree as follows:

                                     AGREEMENT

1. Certain Defined Terms. In addition to terms defined elsewhere herein, the following terms have the respective meanings set forth below:

    (a) "Base Pay" means the Executive's annual base salary at a rate not less than the Executive's annual fixed or base compensation as in effect for Executive immediately prior to the occurrence of a Change in Control or such higher rate as may be determined from time to time by the Board or a committee thereof.

    (b) "Board" means the Board of Directors of the Company.

    (c) "Cause" means that the Executive shall have:

        (i) committed a breach of this Agreement or any employment agreement between the Company or Subsidiary and the Executive and either: (A) such breach is not cured within thirty (30) days after notice from the Company specifying the action which constitutes the breach and demanding its discontinuance, or (B) such breach is cured and the breach recurs during or after such 30-day period,

        (ii) exhibited willful disobedience of or repeated failure to perform reasonable directions of the Board,

        (iii) committed gross malfeasance in performance of his duties hereunder,

        (iv)     committed  acts  resulting  in  an  indictment   charging  the
           Executive with the commission of a felony,

        (v)      engaged in fraud, misappropriation, or embezzlement,

        (vi)     disclosed   confidential   information  in  violation  of  any
           agreement between the Company or Subsidiary and the Executive, or

        (vii) willfully engaged in conduct materially injurious to the Company.

    (d) "Change in Control" occurs when any of the following events occur during the Term of this Agreement:

        (i) any person or entity other than the Executive or Bedford Capital Financial Corporation becomes the record or beneficial owner, directly or indirectly, of more than fifty percent (50%) of the then outstanding voting stock of the Company,

        (ii) the shareholders of the Company approve a merger or consolidation of the Company with any other entity, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least eighty percent (80%) of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or

        (iii)    the  shareholders   approve  an  agreement  for  the  sale  or
           disposition by the Company of all or substantially all of the Company's assets.

    (e) "Incentive Pay" means an annual amount equal to the average of the annual bonus paid or payable in regard to services rendered in any fiscal year during the three fiscal years immediately preceding the fiscal year in which the Change in Control occurs pursuant to any annual bonus plan, program or arrangement

       (whether or not funded) of
       the Company or Subsidiary, or any successor thereto. The computation of Incentive Pay shall include any fiscal years or portions thereof in which no annual bonus was paid or payable. If the Executive has been employed for less than three (3) years at the Termination Date, the denominator used to compute such average shall equal the Executive's length of employment.

    (f) "Severance Period" means the period of time commencing on the date of the first occurrence of a Change in Control and continuing until the earliest of (i) the second anniversary of the occurrence of the Change in Control, (ii) the Executive's death or termination by disability, or (iii) the Executive's attainment of age 65.

    (g)     "Subsidiary" means a corporation, company or other entity

        (i) more than 50% of whose outstanding shares or securities (representing the right to vote for the election of directors or other managing authority are, or

        (ii) which does not have outstanding shares or securities (as may be the case in a partnership, joint venture or unincorporated association), but more than 50% of whose ownership interest representing the right generally to make decisions for such other entity is, owned or controlled, directly or indirectly, by the Company.

    (h) "Term" means the period commencing as of the date hereof and expiring as of the later of (i) the close of business on December 31, 2000, or (ii) the expiration of the Severance Period; provided, however, that (A) commencing on January 1, 2000 and each January 1 thereafter, the term of this Agreement will automatically be extended for an additional year unless, not later than September 30 of the immediately preceding year, the Company or the Executive shall have given notice that it or the Executive, as the case may be, does not wish to have the Term extended and (B) if, prior to a Change in Control, the Executive ceases for any reason to be an employee of the Company or any Subsidiary, thereupon without further action the Term shall be deemed to have expired and this Agreement will immediately terminate and be of no further effect. For purposes of this Section 1(h), the Executive shall not be deemed to have ceased to be an employee of the Company or any Subsidiary by reason of the transfer of Executive's employment between the Company and any Subsidiary, or among any Subsidiaries.

    (i) "Termination Date" means the date on which the Executive's employment is terminated (the effective date of which shall be the date of termination, or such other date that may be specified by the Executive if the termination is pursuant to Section 3(b)).

2. Operation of Agreement. This Agreement will be effective and binding immediately upon its execution, but, anything in this Agreement to the contrary notwithstanding, this Agreement will not be operative unless and until a Change in Control occurs. Upon the occurrence of a Change in Control at any time during the Term, without further action, this Agreement shall become immediately operative.

3.  Termination   Following  a  Change  in  Control.  (a)  If  the  Executive's
    employment is terminated by the Company or any Subsidiary during the Severance Period, the Executive shall receive the benefits described in
    Section 4 unless such termination is the result of the occurrence of one or more of the following events:

        (i)     The Executive's death,

        (ii) If the Executive becomes permanently disabled within the meaning of, and begins actually to receive disability benefits pursuant to, the long-term disability plan in effect for, or applicable to, Executive immediately prior to the Change in Control,

        (iii)    Retirement of the Executive on or after age 65, or

        (iv)    Cause.

    (b) If the Executive terminates his employment with the Company or its Subsidiaries during the Severance Period while having Good Reason (as defined below), the Executive shall receive the benefits described in
        Section 4. The Executive shall have Good Reason if such termination is not made in connection with any reason described in Section 3(a) above, and if such termination follows the occurrence of:

        (i) a reduction in the Executive's Base Pay or Incentive Pay as in effect immediately prior to the Change in Control (including a change in performance criteria which impacts negatively on the Executive's ability to achieve Incentive Pay) under the Executive's employment agreement with the Company or Subsidiary, the failure to continue the Executive's participation in any incentive compensation plan in which he was a participant immediately prior to the Change in Control unless a plan providing a substantially similar opportunity is substituted, or the termination or material reduction of any employee benefit or perquisite enjoyed by him immediately prior to the Change in Control, unless comparable benefits or perquisites (determined in the aggregate) are substituted,

        (ii) material diminution in the Executive's duties as in effect immediately prior to the Change in Control or assignment to the Executive of duties materially inconsistent with his duties as in effect immediately prior to the Change in Control,

        (iii) the loss of any of the Executive's titles or positions (in his capacity as an officer of the Company) held immediately prior to the Change in Control,

        (iv) the failure of the Company to obtain the assumption in writing of its obligation to perform this Agreement by any successor after a merger, consolidation, sale or similar transaction, or

        (v) the Company relocates its principal executive offices, or requires the Executive to have his principal location of work changed, to any location that is in excess of fifty (50) miles from the location thereof immediately prior to the Change in Control,

        (vi) Notwithstanding anything contained in this Agreement to the contrary, any circumstance described in clauses (i) through (v) of this Section 3(b) shall not constitute Good Reason unless the Executive gives written notice thereof to the Company in accordance with Section 13 and the Company fails to remedy such circumstance within fifteen (15) business days following receipt of such notice.

    (c) Except as otherwise described in Section 4, a termination by the Company pursuant to Section 3(a) or by the Executive pursuant to
        Section 3(b) will not affect any rights that the Executive may have pursuant to any agreement, policy, plan, program or arrangement of the Company providing benefits, which rights shall be governed by the terms thereof.

4. Severance Compensation. Any amounts and benefits to which the Executive is entitled under this Agreement shall be offset and reduced by any other amount of severance benefits to be received by the Executive upon termination of employment under any employment agreement between the Executive and the Company (or Subsidiary) or any other severance plan, policy, agreement or arrangement of the Company or Subsidiary. The amounts and benefits to which the Executive is entitled pursuant to
    Section 3 of this Agreement are:

      (a) A cash payment payable during each month of the Continuation Period (as defined below) in an amount equal to 1/12 of the sum of Base Pay and Incentive Pay, and commencing on the first day of the month following the Termination Date,

      (b) A lump-sum cash payment which the Company will pay within ten (10) business days after the expiration of the Continuation Period (as defined below) equal to the Company matching contributions that would have been made under the Company's 401(k) savings plan(s) on the amounts described in Section 4(a) if the Executive had continued in employment and participated to the fullest extent under such plan(s). For this purpose, the Company matching contribution rate shall be determined using the rate of Company matching contribution in effect at the Change in Control, or the rate in effect on the Termination Date if greater.

      (c) For a period of twenty-seven (27) months following the Termination Date (the "Continuation Period"), the Company will arrange to provide the Executive with continued medical, group life, and dental benefits substantially similar, and subject to the same employee contribution requirement, to those that the Executive was receiving or entitled to receive immediately prior to the Termination Date (or, if greater, immediately prior to the Change in Control). If and to the extent that the Company determines that any benefit described in this Section 4(c) cannot be paid or provided under any policy, plan, or program or arrangement of the Company or any Subsidiary, as the case may be, then the Company will itself make a lump-sum payment to the Executive equal to the actuarial value of the Company's cost of providing such benefits. Benefits otherwise receivable by the Executive pursuant to this Section 4(c) will be reduced to the extent comparable welfare benefits are actually received by the Executive from another employer during the Continuation Period following the Executive's Termination Date, and any such welfare benefits actually received by the Executive shall be reported by the Executive to the Company.

      Provided,  however,  notwithstanding  any  other  agreement  between  the
      Company or Subsidiary and the Executive to the contrary, any payments due under this Section 4 that are rendered non-deductible by the Company (or any Subsidiary) solely by virtue of the $1,000,000 limit on applicable employee remuneration established under 162(m) of the Internal Revenue Code of 1986, as amended, during the tax year of the Change in Control, shall not be payable until the next following tax year of the Company or its successor. Such payment shall then be made within ten (10) business days following the start of such tax year.

5. Excess Parachute Payment Limitations. In the event that the Executive would be subject to a tax pursuant to Section 4999 of the Internal Revenue Code, as amended, (the "Code"), as a result of an excess parachute payment, or a deduction would not be allowed to the Company or any Subsidiary for all or any part of such payment by reason of Section 280G of the Code, such payment shall be reduced. In the event such reduction is required, the amounts payable to the Executive under this Agreement, or any other agreement, plan or program, of the Company or any Subsidiary, shall be reduced to an amount such that the present value of all payments in the nature of compensation which are contingent upon a Change in Control total an amount not greater than three (3) times the Executive's base amount less one dollar, as any such terms are defined or applied in
    Section 280G of the Code and the proposed regulations thereunder. The determinations to be made with respect to this Section 5 shall be made by the public accounting firm that is retained by the Company as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within fifteen (15) business days of being requested to do so by the Company. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

6. No Mitigation Obligation. The Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment, nor will any profits, income, earnings or other benefits from any source whatsoever create any mitigation, offset, reduction or any other obligation on the part of the Executive hereunder or otherwise, except as expressly provided in Section 4 of this Agreement.

7. Legal Fees and Expenses. If any contest or dispute shall arise under this Agreement involving the failure or refusal of the Company to perform fully in accordance with the terms hereof, the Company shall reimburse the Executive, on a current basis, for all legal fees and expenses, if any, incurred by the Executive in connection with such contest or dispute regardless of the result thereof.

8. Non-Solicitation. During the continuance of his employment by the Company and for a period of twenty-four (24) months after termination of his employment (the "Non-Solicitation Period"), the Executive will not (i) directly or indirectly cause, or attempt to cause, to leave the employ of the Company any employee of the Company that is an employee of the Company at any time during the period beginning six months before the date of this Agreement and ending at the end of the Non-Solicitation Period, (ii) directly or indirectly solicit any customer of the Company as to which the Executive obtained knowledge during his affiliation with the Company as a member of the leadership team of the Company or with any affiliate of the Company, (iii) knowingly or recklessly interfere or attempt to interfere with any transaction in which the Company was involved during the term of this Agreement, or (iv) in any other way knowingly or recklessly interfere with the relationship between the Company and any of its employees, customers or suppliers.

9. Employment Rights. Nothing expressed or implied in this Agreement will create any right or duty on the part of the Company or the Executive to have the Executive remain in the employment of the Company or any Subsidiary prior to or following any Change in Control.

10. Release. Payment of the severance compensation set forth in Section 4 hereto is conditioned upon the Executive executing and delivering to the Company a general release to be provided by the Company.

11. Withholding of Taxes. The Company may withhold from any amounts payable under this Agreement all federal, state, city or other taxes as the Company is required to withhold pursuant to any law or government regulation or ruling.

12. Successors and Binding Effect. This Agreement is a personal service agreement and may not be assigned by the Company or the Executive, except that the Company may assign this Agreement to a successor by merger, consolidation, sale of assets or other reorganization. Subject to the foregoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, and legal representatives.

13. Notices. Any notice required or permitted to be given under this Agreement shall be directed to the appropriate party in writing and mailed or delivered, if to the Company, to 555 Seventeenth Street, 14th Floor, Denver, Colorado 80202 or to the Company's then principal office, if
    different,        and       if       to       the       Executive,       to
    10746 E. Maplewood Dr., Englewood, Colorado 80111.

14. Applicable Law. This Agreement is entered into in the State of Colorado and for all purposes shall be governed by the laws of the State of Colorado.

15. Validity. If any provision of this Agreement or the application of any provision hereof to any person or circumstances is held invalid, unenforceable or otherwise illegal, the remainder of this Agreement and the application of such provision to any other person or circumstances will not be affected, and the provision so held to be invalid, unenforceable or otherwise illegal will be reformed to the extent (and only to the extent) necessary to make it enforceable, valid or legal.

16. Representation by Counsel. The parties hereto acknowledge that they have had the opportunity to consult with counsel and have done so to the extent they deemed appropriate during the negotiation, preparation and execution of this Agreement.

17.    Counterparts.   This   instrument   may  be  executed  in  one  or  more
    counterparts, each of which shall be deemed an original.

18. Amendment. This Agreement may not be amended except by an instrument in writing executed by each of the parties hereto.

IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered as of the date first above written.

                               PMC INTERNATIONAL, INC.

                               By:  /s/ Kenneth S. Phillips
                                        Kenneth S. Phillips
                               Title:   President & CEO

                               STEPHEN M. ASH

                               /s/ Stephen M. Ash

                     CHANGE IN CONTROL SEVERANCE AGREEMENT


    THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (this "Agreement"), dated as of May 21, 1998, is made and entered by and between PMC International, Inc., a Colorado corporation (the "Company"), and Maureen Dobel (the "Executive").

                                   RECITALS

    WHEREAS, the Executive is a senior executive and key employee of the Company or one or more of its Subsidiaries and has made and is expected to continue to make major contributions to the short-term and long-term growth and financial strength of the Company;

    WHEREAS, the Company recognizes that, as is the case for most publicly held companies, the possibility of a Change in Control (as defined below) exists; and

    WHEREAS, the Board (as defined below) has determined that it is in the best interests of the Company and its stockholders to secure the Executive's continued services and to ensure the Executive's continued dedication and objectivity in the event of any threat or occurrence of, or negotiation or other action that could lead to, or create the possibility of, a Change in Control of the Company, without concern as to whether Executive might be hindered or distracted by personal uncertainties and risks created by any such possible Change in Control, and to encourage Executive's full attention and dedication to the Company.

    NOW,  THEREFORE,  in  consideration  of the  foregoing  and  of the  mutual
promises,   covenants  and  agreements   contained  herein,   the  Company  and
Executive hereby agree as follows:

                                     AGREEMENT

1. Certain Defined Terms. In addition to terms defined elsewhere herein, the following terms have the respective meanings set forth below:

    (a) "Base Pay" means the Executive's annual base salary at a rate not less than the Executive's annual fixed or base compensation as in effect for Executive immediately prior to the occurrence of a Change in Control or such higher rate as may be determined from time to time by the Board or a committee thereof.

    (b) "Board" means the Board of Directors of the Company.

    (c) "Cause" means that the Executive shall have:

        (i) committed a breach of this Agreement or any employment agreement between the Company or Subsidiary and the Executive and either: (A) such breach is not cured within thirty (30) days after notice from the Company specifying the action which constitutes the breach and demanding its discontinuance, or (B) such breach is cured and the breach recurs during or after such 30-day period,

        (ii) exhibited willful disobedience of or repeated failure to perform reasonable directions of the Board,

        (iii) committed gross malfeasance in performance of his duties hereunder,

        (iv)     committed  acts  resulting  in  an  indictment   charging  the
           Executive with the commission of a felony,

        (v)      engaged in fraud, misappropriation, or embezzlement,

        (vi)     disclosed   confidential   information  in  violation  of  any
           agreement between the Company or Subsidiary and the Executive, or

        (vii) willfully engaged in conduct materially injurious to the Company.

    (d) "Change in Control" occurs when any of the following events occur during the Term of this Agreement:

        (i) any person or entity other than the Executive or Bedford Capital Financial Corporation becomes the record or beneficial owner, directly or indirectly, of more than fifty percent (50%) of the then outstanding voting stock of the Company,

        (ii) the shareholders of the Company approve a merger or consolidation of the Company with any other entity, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least eighty percent (80%) of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or

        (iii)    the  shareholders   approve  an  agreement  for  the  sale  or
           disposition by the Company of all or substantially all of the Company's assets.

    (e) "Incentive Pay" means an annual amount equal to the average of the annual bonus paid or payable in regard to services rendered in any fiscal year during the three fiscal years immediately preceding the fiscal year in which the Change in Control occurs pursuant to any annual bonus plan, program or arrangement

       (whether or not funded) of
       the Company or Subsidiary, or any successor thereto. The computation of Incentive Pay shall include any fiscal years or portions thereof in which no annual bonus was paid or payable. If the Executive has been employed for less than three (3) years at the Termination Date, the denominator used to compute such average shall equal the Executive's length of employment.

    (f) "Severance Period" means the period of time commencing on the date of the first occurrence of a Change in Control and continuing until the earliest of (i) the second anniversary of the occurrence of the Change in Control, (ii) the Executive's death or termination by disability, or (iii) the Executive's attainment of age 65.

    (g)     "Subsidiary" means a corporation, company or other entity

        (i) more than 50% of whose outstanding shares or securities (representing the right to vote for the election of directors or other managing authority are, or

        (ii) which does not have outstanding shares or securities (as may be the case in a partnership, joint venture or unincorporated association), but more than 50% of whose ownership interest representing the right generally to make decisions for such other entity is, owned or controlled, directly or indirectly, by the Company.

    (h) "Term" means the period commencing as of the date hereof and expiring as of the later of (i) the close of business on December 31, 2000, or (ii) the expiration of the Severance Period; provided, however, that (A) commencing on January 1, 2000 and each January 1 thereafter, the term of this Agreement will automatically be extended for an additional year unless, not later than September 30 of the immediately preceding year, the Company or the Executive shall have given notice that it or the Executive, as the case may be, does not wish to have the Term extended and (B) if, prior to a Change in Control, the Executive ceases for any reason to be an employee of the Company or any Subsidiary, thereupon without further action the Term shall be deemed to have expired and this Agreement will immediately terminate and be of no further effect. For purposes of this Section 1(h), the Executive shall not be deemed to have ceased to be an employee of the Company or any Subsidiary by reason of the transfer of Executive's employment between the Company and any Subsidiary, or among any Subsidiaries.

    (i) "Termination Date" means the date on which the Executive's employment is terminated (the effective date of which shall be the date of termination, or such other date that may be specified by the Executive if the termination is pursuant to Section 3(b)).

2. Operation of Agreement. This Agreement will be effective and binding immediately upon its execution, but, anything in this Agreement to the contrary notwithstanding, this Agreement will not be operative unless and until a Change in Control occurs. Upon the occurrence of a Change in Control at any time during the Term, without further action, this Agreement shall become immediately operative.

3.  Termination   Following  a  Change  in  Control.  (a)  If  the  Executive's
    employment is terminated by the Company or any Subsidiary during the Severance Period, the Executive shall receive the benefits described in
    Section 4 unless such termination is the result of the occurrence of one or more of the following events:

        (i)     The Executive's death,

        (ii) If the Executive becomes permanently disabled within the meaning of, and begins actually to receive disability benefits pursuant to, the long-term disability plan in effect for, or applicable to, Executive immediately prior to the Change in Control,

        (iii)    Retirement of the Executive on or after age 65, or

        (iv)    Cause.

    (b) If the Executive terminates his employment with the Company or its Subsidiaries during the Severance Period while having Good Reason (as defined below), the Executive shall receive the benefits described in
        Section 4. The Executive shall have Good Reason if such termination is not made in connection with any reason described in Section 3(a) above, and if such termination follows the occurrence of:

        (i) a reduction in the Executive's Base Pay or Incentive Pay as in effect immediately prior to the Change in Control (including a change in performance criteria which impacts negatively on the Executive's ability to achieve Incentive Pay) under the Executive's employment agreement with the Company or Subsidiary, the failure to continue the Executive's participation in any incentive compensation plan in which he was a participant immediately prior to the Change in Control unless a plan providing a substantially similar opportunity is substituted, or the termination or material reduction of any employee benefit or perquisite enjoyed by him immediately prior to the Change in Control, unless comparable benefits or perquisites (determined in the aggregate) are substituted,

        (ii) material diminution in the Executive's duties as in effect immediately prior to the Change in Control or assignment to the Executive of duties materially inconsistent with his duties as in effect immediately prior to the Change in Control,

        (iii) the loss of any of the Executive's titles or positions (in his capacity as an officer of the Company) held immediately prior to the Change in Control,

        (iv) the failure of the Company to obtain the assumption in writing of its obligation to perform this Agreement by any successor after a merger, consolidation, sale or similar transaction, or

        (v) the Company relocates its principal executive offices, or requires the Executive to have his principal location of work changed, to any location that is in excess of fifty (50) miles from the location thereof immediately prior to the Change in Control,

        (vi) Notwithstanding anything contained in this Agreement to the contrary, any circumstance described in clauses (i) through (v) of this Section 3(b) shall not constitute Good Reason unless the Executive gives written notice thereof to the Company in accordance with Section 13 and the Company fails to remedy such circumstance within fifteen (15) business days following receipt of such notice.

    (c) Except as otherwise described in Section 4, a termination by the Company pursuant to Section 3(a) or by the Executive pursuant to
        Section 3(b) will not affect any rights that the Executive may have pursuant to any agreement, policy, plan, program or arrangement of the Company providing benefits, which rights shall be governed by the terms thereof.

4. Severance Compensation. Any amounts and benefits to which the Executive is entitled under this Agreement shall be offset and reduced by any other amount of severance benefits to be received by the Executive upon termination of employment under any employment agreement between the Executive and the Company (or Subsidiary) or any other severance plan, policy, agreement or arrangement of the Company or Subsidiary. The amounts and benefits to which the Executive is entitled pursuant to
    Section 3 of this Agreement are:

      (a) A cash payment payable during each month of the Continuation Period (as defined below) in an amount equal to 1/12 of the sum of Base Pay and Incentive Pay, and commencing on the first day of the month following the Termination Date,

      (b) A lump-sum cash payment which the Company will pay within ten (10) business days after the expiration of the Continuation Period (as defined below) equal to the Company matching contributions that would have been made under the Company's 401(k) savings plan(s) on the amounts described in Section 4(a) if the Executive had continued in employment and participated to the fullest extent under such plan(s). For this purpose, the Company matching contribution rate shall be determined using the rate of Company matching contribution in effect at the Change in Control, or the rate in effect on the Termination Date if greater.

      (c) For a period of twelve (12) months following the Termination Date (the "Continuation Period"), the Company will arrange to provide the Executive with continued medical, group life, and dental benefits substantially similar, and subject to the same employee contribution requirement, to those that the Executive was receiving or entitled to receive immediately prior to the Termination Date (or, if greater, immediately prior to the Change in Control). If and to the extent that the Company determines that any benefit described in this Section 4(c) cannot be paid or provided under any policy, plan, or program or arrangement of the Company or any Subsidiary, as the case may be, then the Company will itself make a lump-sum payment to the Executive equal to the actuarial value of the Company's cost of providing such benefits. Benefits otherwise receivable by the Executive pursuant to this Section 4(c) will be reduced to the extent comparable welfare benefits are actually received by the Executive from another employer during the Continuation Period following the Executive's Termination Date, and any such welfare benefits actually received by the Executive shall be reported by the Executive to the Company.

      Provided,  however,  notwithstanding  any  other  agreement  between  the
      Company or Subsidiary and the Executive to the contrary, any payments due under this Section 4 that are rendered non-deductible by the Company (or any Subsidiary) solely by virtue of the $1,000,000 limit on applicable employee remuneration established under 162(m) of the Internal Revenue Code of 1986, as amended, during the tax year of the Change in Control, shall not be payable until the next following tax year of the Company or its successor. Such payment shall then be made within ten (10) business days following the start of such tax year.

5. Excess Parachute Payment Limitations. In the event that the Executive would be subject to a tax pursuant to Section 4999 of the Internal Revenue Code, as amended, (the "Code"), as a result of an excess parachute payment, or a deduction would not be allowed to the Company or any Subsidiary for all or any part of such payment by reason of Section 280G of the Code, such payment shall be reduced. In the event such reduction is required, the amounts payable to the Executive under this Agreement, or any other agreement, plan or program, of the Company or any Subsidiary, shall be reduced to an amount such that the present value of all payments in the nature of compensation which are contingent upon a Change in Control total an amount not greater than three (3) times the Executive's base amount less one dollar, as any such terms are defined or applied in
    Section 280G of the Code and the proposed regulations thereunder. The determinations to be made with respect to this Section 5 shall be made by the public accounting firm that is retained by the Company as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within fifteen (15) business days of being requested to do so by the Company. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

6. No Mitigation Obligation. The Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment, nor will any profits, income, earnings or other benefits from any source whatsoever create any mitigation, offset, reduction or any other obligation on the part of the Executive hereunder or otherwise, except as expressly provided in Section 4 of this Agreement.

7. Legal Fees and Expenses. If any contest or dispute shall arise under this Agreement involving the failure or refusal of the Company to perform fully in accordance with the terms hereof, the Company shall reimburse the Executive, on a current basis, for all legal fees and expenses, if any, incurred by the Executive in connection with such contest or dispute regardless of the result thereof.

8. Non-Solicitation. During the continuance of his employment by the Company and for a period of twenty-four (24) months after termination of his employment (the "Non-Solicitation Period"), the Executive will not (i) directly or indirectly cause, or attempt to cause, to leave the employ of the Company any employee of the Company that is an employee of the Company at any time during the period beginning six months before the date of this Agreement and ending at the end of the Non-Solicitation Period, (ii) directly or indirectly solicit any customer of the Company as to which the Executive obtained knowledge during his affiliation with the Company as a member of the leadership team of the Company or with any affiliate of the Company, (iii) knowingly or recklessly interfere or attempt to interfere with any transaction in which the Company was involved during the term of this Agreement, or (iv) in any other way knowingly or recklessly interfere with the relationship between the Company and any of its employees, customers or suppliers.

9. Employment Rights. Nothing expressed or implied in this Agreement will create any right or duty on the part of the Company or the Executive to have the Executive remain in the employment of the Company or any Subsidiary prior to or following any Change in Control.

10. Release. Payment of the severance compensation set forth in Section 4 hereto is conditioned upon the Executive executing and delivering to the Company a general release to be provided by the Company.

11. Withholding of Taxes. The Company may withhold from any amounts payable under this Agreement all federal, state, city or other taxes as the Company is required to withhold pursuant to any law or government regulation or ruling.

12. Successors and Binding Effect. This Agreement is a personal service agreement and may not be assigned by the Company or the Executive, except that the Company may assign this Agreement to a successor by merger, consolidation, sale of assets or other reorganization. Subject to the foregoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, and legal representatives.

13. Notices. Any notice required or permitted to be given under this Agreement shall be directed to the appropriate party in writing and mailed or delivered, if to the Company, to 555 Seventeenth Street, 14th Floor, Denver, Colorado 80202 or to the Company's then principal office, if
    different,        and       if       to       the       Executive,       to
    1542 Mayfield Lane, Longmont, COlorado 80501.

14. Applicable Law. This Agreement is entered into in the State of Colorado and for all purposes shall be governed by the laws of the State of Colorado.

15. Validity. If any provision of this Agreement or the application of any provision hereof to any person or circumstances is held invalid, unenforceable or otherwise illegal, the remainder of this Agreement and the application of such provision to any other person or circumstances will not be affected, and the provision so held to be invalid, unenforceable or otherwise illegal will be reformed to the extent (and only to the extent) necessary to make it enforceable, valid or legal.

16. Representation by Counsel. The parties hereto acknowledge that they have had the opportunity to consult with counsel and have done so to the extent they deemed appropriate during the negotiation, preparation and execution of this Agreement.

17.    Counterparts.   This   instrument   may  be  executed  in  one  or  more
    counterparts, each of which shall be deemed an original.

18. Amendment. This Agreement may not be amended except by an instrument in writing executed by each of the parties hereto.

IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered as of the date first above written.

                               PMC INTERNATIONAL, INC.

                               By:  /s/ Scott A. MacKillop
                                        Scott A. MacKillop
                               Title:   Executive Vice President/Chief
                                        Operating Officer

                               MAUREEN  DOBEL

                              /s/ Maureen E. Dobel