Form 10QSB/A
period 1998-06-30
PMC INTERNATIONAL INC
filed 1998-09-16
CIK 765815

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

As of August 13, 1998, the issuer had outstanding 4,857,803 shares of Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format
Yes        No   X  .

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES


PMC International, Inc. (the "Company or the "Registrant") hereby amends its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998, by amending its response to Part I, Item 2, contained in its original filing by deleting the subsection entitled "Corporate Restructuring" and replacing it in its entirety and by amending its response to Part II, Item 6A contained in its original filing by adding Exhibits
10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, and 10.13.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
        CONDITION  AND  RESULTS  OF  OPERATIONS.

Corporate Restructuring

During the second quarter of 1998, the Company committed substantial resources and efforts in seeking to find a strategic partner to assist the Company with its capital needs as well as  strengthen  its positions in the financial services arena. To this end, the Company engaged the investment banking firm of Putnam, Lovell, de Guardiola & Thornton. On July 7, 1998, after an extensive negotiation period, the Company entered into a Letter of Intent with Dundee Bancorp Inc. ("Dundee"), a Canadian investment management firm, for a proposed equity investment in the Company of $24 million. In connection with the execution of the Letter of Intent, Dundee provided a loan to the Company of $1.5 million for working capital  purposes.  The loan is secured by the  assets  of the  Company  and by a pledge of the stock of each of
the Company's  subsidiaries  and is guaranteed by PMC,  PMCIS,  and PTS.
The loan is due on September 30, 1998, unless extended by mutual agreement. On August 7, 1998, the Company
and  Dundee   mutually   agreed  to  terminate  the  Letter  of  Intent,
principally as a result of an internal change in Dundee's priorities. Dundee concluded that a license for the use of the Company's products and services in Canada, or other similar arrangements, may better suit its business plan and strategic goals. The Company and Dundee are in discussions regarding such an arrangement, however there can be no assurance that an agreement will be reached. The Company continues to seek out strategic relationships and sources of capital to meet the Company's working capital needs.

In order to address its working capital deficit and capital needs, the Company is implementing a wide reaching corporate restructuring. The Company is reorganizing its executive management and on August 24, 1998, the Company concluded negotiations with Kenneth S. Phillips
concerning   the   termination   of  his  employment  and  accepted  his
resignation as President, Chief Executive Officer and Director of the Company and from all officer and director positions with the Company's subsidiaries. In connection with these events, the Company entered into a separation agreement with Mr. Phillips whereby the Company agreed to make severance payments to Mr. Phillips in an amount of
$50,000 for two months and $25,000 per month for an additional 23 months in lieu of the severance  payments  required under Mr.  Phillips'
Employment  Agreement.  The separation  agreement restricts
Mr.   Phillips  from  competing  or   interfering   with  the  Company's
activities  during the 27 month period after his termination or from disclosing or utilizing
proprietary   information.   At  the   option  of  Mr.   Phillips,   the
non-compete restrictions may be terminated  after one year
and the Company  would have no further  severance payment obligation to him.
In addition, Mr. Phillips'   Employment   Agreement  and  Change  of
Control   Severance Agreement were  terminated and the  Shareholders
Agreement dated as of December 24, 1996, among the Company, Mr. Phillips and certain other shareholders, which included a voting agreement among the parties, was effectively terminated as to Mr. Phillips and KP3, LLC (a
Colorado limited  liability  company  controlled by Mr.  Phillips).
Pursuant to the separation agreement, the Company and Mr. Phillips agreed to conclude the relationship between the Company and KP3. Mr. Phillips agreed to apply all funds held by KP3 towards the prepayment of the KP3 Loans and the Company agreed to allow the bank to apply the collateral it pledged as security (including a portion of accrued interest therein) in the amount of approximately $1,766,000, to the payment of principal and interest on the KP3 Loan. The Company will forgive accounts receivable from KP3 in the amount of approximately $234,000, with the combined assistance to KP3 not exceeding $2 million.

As a result of the application of the pledged collateral to the KP3 Loan and pursuant to the terms of the Reimbursement and Pledge Agreement between the Company and KP3, the Company will exercise its rights thereunder in respect of the 410,961 shares of PMCI common stock pledged by KP3, and will take such shares into its treasury.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
        CONDITION  AND  RESULTS  OF  OPERATIONS. (cont'd)

The Company named Mr. Scott A. MacKillop, the Company's Executive Vice President and Chief Operating Officer, President and named Mr. C.R. (Sonny) Tucker, a consultant for the Company, Interim Chief Executive Officer. Mr. Tucker has held positions as Chief Executive Officer of Shell Middle East and CFO/Controller of Shell Offshore Inc. He also worked as Managing Director for Westridge Capital Management and Director Investment Planning of the Shell Oil Retirement and Savings plans.

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

    In connection with head count reductions, the Company is evaluating its Denver office space options in order to further reduce costs.

While Management  believes that the  implementation of the restructuring
plans   will   move  the   Company   towards   its  goal  of  near  term
profitability, there is no assurance that the plan will be successful or that the Company will achieve profitable operations within the proposed time frame or at all.

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

      10.5 Letter of Intent between the Company and Dundee Bancorp Inc., dated July 7, 1998
      10.6 Loan Agreement between the Company and Dundee Bancorp Inc., dated July 7, 1998
      10.7  Borrower Security Agreement between the Company and Dundee
            Bancorp Inc., dated July 9, 1998
      10.8 Subsidiary Security Agreement among PMC, PMCIS, PTS and Dundee Bancorp Inc., dated July 9, 1998
      10.9 Guarantee Agreement among PMC, PMCIS, PTS and Dundee Bancorp Inc., dated July 9, 1998
      10.10 Pledge Agreement between the Company and Dundee Bancorp Inc., dated July 9, 1998
      10.11 Promissory Note made by the Company, dated July 10, 1998
      10.12 Separation Agreement between the Company and Kenneth S. Phillips, dated August 24, 1998
      10.13 Amendment to Reimbursement and Pledge Agreement dated August 24,
            1998

                PMC INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PMC INTERNATIONAL, INC.
                                REGISTRANT


Date:  September 14, 1998           /S/      Scott A. MacKillop
                                Scott A.MmacKillop
                                President

                                 EXHIBIT INDEX

A.   NUMBER EXHIBIT
      10.5 Letter of Intent between the Company and Dundee Bancorp Inc., dated July 7, 1998
      10.6 Loan Agreement between the Company and Dundee Bancorp Inc., dated July 7, 1998
      10.7 Borrower Security Agreement between the Company and Dundee Bancorp Inc., dated July 9, 1998
      10.8 Subsidiary Security Agreement among PMC, PMCIS, PTS and Dundee Bancorp Inc., dated July 9, 1998
      10.9 Guarantee Agreement among PMC, PMCIS, PTS and Dundee Bancorp Inc., dated July 9, 1998
      10.10 Pledge Agreement between the Company and Dundee Bancorp Inc., dated July 9, 1998
      10.11 Promissory Note made by the Company, dated July 10, 1998
      10.12 Separation Agreement between the Company and Kenneth S. Phillips, dated August 24, 1998
      10.13 Amendment to the Reimbursement and Pledge Agreement, dated August 24, 1998

EXHIBIT 10.5

July  7, 1998


PMC International, Inc.
c/o Joseph R. Hershberger
Putnam Lovell de Guardiola & Thornton
19 Fulton Street
South Street Sea Port
New York, New York 10038

Dear Sirs:

           This letter confirms that, subject to the terms and conditions set forth in this letter, Dundee Bancorp Inc. ("Dundee") wishes to provide to PMC International, Inc. ("PMC") equity financing in the amount of approximately US$24,000,000 and interim bridge loan financing of US$1,500,000 pending the Closing of the equity financing. The terms and conditions on which Dundee is willing to proceed are as follows:

           1. On the Closing Date (as defined below), PMC shall issue to Dundee that number of shares of voting common stock, par value $.01 per share, of PMC (the "Dundee Shares") at a subscription price of US$4.00 per share, which shall represent not less than 50.5% of the common stock of PMC on a fully-diluted basis and not less than 55% of the outstanding common stock of PMC, in each case determined as of the Closing Date (as defined below) (the "Equity Financing").

           2. Dundee shall make available to PMC by 5:00 p.m. (Toronto time) on the third business day (the "Advance Date") after the date on which a definitive Loan Agreement with respect to the Debt Financing (the "Loan Agreement" and, together with the Subscription Agreement (as defined below), the "Definitive Agreements") is entered into by and between Dundee and PMC, on the terms and subject to satisfaction of the conditions contained in the Loan Agreement for such loan, a bridge loan in the principal amount of US$1,500,000 (the "Debt Financing"). The outstanding principal amount of the Debt Financing, and any overdue interest, shall bear interest at a rate of 12% per annum, calculated daily from and including the Advance Date to but excluding the date on which such principal amount, together with all interest thereon, is repaid in full.

           3. (a) Subject to section 3(b) below, the principal amount of the Debt Financing, and all accrued interest thereon, shall be repaid in full on December 31, 1998 or, if earlier, the Closing Date.

                (b)  Notwithstanding subsection 3(a), the
                     principal amount of the Debt Financing, and all accrued interest thereon shall be repaid in full on the earliest to occur of (i) September 30, 1998, if for any reason whatsoever PMC fails to complete the transactions contemplated by the Subscription Agreement in accordance with the terms thereof by such date, other than solely as a result of material breach of Dundee's obligations thereunder or Dundee's exercising its right not to close pursuant to the Due Diligence Condition (as defined below), (ii) August 31, 1998, if a definitive Subscription Agreement with respect to the Dundee Shares (the "Subscription Agreement") shall not have been entered into by such date, and (iii) the date on which the Subscription Agreement is terminated (other than by PMC for material breach by Dundee of its obligations thereunder or by Dundee pursuant to the Due Diligence Condition). Notwithstanding anything in this Section 3(b) to the contrary, if Dundee terminates the transactions contemplated by this letter of intent for any reason (other than a breach by PMC of its obligations hereunder), the Debt Financing and all accrued interest thereon shall not be due for 30 days from the date of such termination.

                (c) Repayment of the Debt Financing shall be made by PMC, at the option of Dundee, by certified check or by wire transfer to such account as is directed in writing by Dundee.

           4. The Debt Financing shall be evidenced by a promissory note (the "Note") issued pursuant to the Loan Agreement, which shall contain such representations and warranties, covenants and conditions as are mutually agreed by the parties, and shall be secured by a general security agreement registered against all of the assets of PMC (the "PMC Security"). In addition, the repayment of the Debt Financing shall be guaranteed by each of the subsidiaries of PMC (other than Portfolio Brokerage Services Inc. ("PBSI")), as evidenced by their respective guaranties (the "Guaranties") and such Guaranties shall be secured by general security agreements registered against the respective assets of each of the subsidiaries of PMC (other than PBSI) (the "Subsidiary Security") and such repayment shall be further secured by pledges of the stock of the subsidiaries (including PBSI) (the "Subsidiary Pledges"), in each case in form and substance satisfactory to Dundee.

           5. PMC shall pay to Dundee a fee in the amount of US$2,000,000 (the "Termination Fee") in the event

                 (i) PMC gives notice of termination of this
                     Letter of Intent in order to accept a
                     Superior Proposal as contemplated by
                     paragraph 12 of this letter of intent;

                (ii) there is a breach of PMC's obligations under
                     paragraph 12 of this letter of intent; or

                (iii)PMC terminates this letter of intent or a
                     definitive Subscription Agreement is not entered into by August 31, 1998 (other than as a result of a breach by Dundee of its obligations under the binding terms of this Letter of Intent or the Loan Agreement) and within 12 months thereafter, PMC enters into an agreement with respect to a Competing Transaction (as defined below), provided that PMC will not be required to pay the Termination Fee pursuant to this clause
                     (iii), if (A) prior to the execution of the Subscription Agreement, Dundee notifies PMC pursuant to paragraph 12 of this Letter of Intent that it no longer intends to proceed with this transaction, and (B) within 12 months thereafter, PMC enters into an agreement with respect to a Competing Transaction with a person or persons with whom PMC or its Representatives (as defined below) had not discussed or negotiated, or from whom PMC or its Representatives had not received any proposal with respect to, a Competing Transaction at any time prior to Dundee's notification that it no longer intends to proceed with this transaction.

                The Termination Fee shall be payable on the first to occur of (x) the date PMC gives notice as contemplated by clause (i) of the immediately preceding sentence, (y) upon demand, in the event PMC breaches its obligation under paragraph 12 of this letter of intent, and (z) immediately upon entry by PMC into such agreement with respect to a Competing Transaction, in case the Termination Fee is payable under clause (iii) of the immediately preceding sentence.

           6. The closing of the Equity Financing shall take place on or before September 30, 1998 (the "Closing Date") at the offices of Dundee located at 40 King Street West, Suite 5500, Scotia Plaza, Toronto, Ontario, or at such other time and place as is agreed upon by Dundee and PMC. Notwithstanding the foregoing, if PMC is unable or unwilling to complete the transactions contemplated in the Subscription Agreement in accordance with the terms thereof on the Closing Date, Dundee shall be entitled, but not obligated, at its sole option, to extend the Closing Date for a specified period of time which shall not exceed three months, upon not less than 5 days' written notice by Dundee to PMC at any time prior to the expiry of the Closing Date, and in such event, all references herein to the Closing Date shall refer to the amended date of closing.

           7.   Dundee's obligation to complete the Equity
                Financing shall be subject to the satisfaction of the following conditions and such other conditions as may be contained in the Subscription Agreement:

                (a) Dundee's technical and legal due diligence investigation of PMC and its subsidiaries and affiliates, and all matters relating thereto, shall have been completed to the satisfaction of Dundee, it being the expectation that Dundee will complete its due diligence investigation by not later than August 15, 1998 (the "Due Diligence Condition"), and no event shall have occurred and no information (financial or otherwise) shall have been disclosed to Dundee which, in the sole opinion of Dundee, materially and adversely affects the business, assets, liabilities, condition (financial or otherwise) or prospects of PMC and its subsidiaries or the Equity Financing;

                (b) Dundee shall be satisfied that each director on the board of directors of PMC and its subsidiaries shall have resigned, effective on or before the Closing Date, other than Kenneth Phillips and Scott MacKillop and that simultaneously with the Closing, nominees designated by Dundee shall have been elected and qualified and constitute a majority of the Board of Directors;

                (c) Dundee and PMC shall have entered into a registration rights agreement providing Dundee demand and piggyback registration rights in form and substance satisfactory to Dundee;

                (d) on the Closing Date (after giving effect to any adjustment to outstanding incentives contemplated by clause (ii) of subparagraph
                     (e) of this paragraph 7), the Dundee Shares shall represent not less than 50.5% of the common stock of PMC determined on a fully-diluted basis and not less than 55% of the outstanding common stock;

                (e) all necessary formal documentation shall be executed and delivered to Dundee, in form and content reasonably satisfactory to Dundee, including without limitation:

                     (i)  a subscription agreement which shall
                          contain comprehensive representations,
                          warranties, conditions, covenants and
                          indemnification in respect of PMC and
                          its subsidiaries;

                     (ii) an amended employment agreement between
                          PMC and Kenneth Phillips, which shall
                          include, without limitation, appropriate incentives with respect to equity participation and an appropriate non-competition covenant by Kenneth
                          Phillips in favor of PMC and its
                          subsidiaries; and

                     (iii)favorable legal opinion from legal
                          counsel to PMC, addressed to Dundee.

                 (f) receipt of all necessary consents and
                     approvals from all third parties, including, without limitation, any required approval of PMC's shareholders for the issuance of the Dundee Shares, any necessary approvals of PMC's investment advisory contracts arising as a result of any change in control of PMC, and the approval of all applicable regulatory authorities; and

                (g)  such other documents, agreements and
                     instruments as Dundee may reasonably require.

           8. During the period from the date hereof to and including the Closing Date, PMC shall provide or cause to be provided Dundee and its counsel, accountants, consultants and other representatives full access to the properties, books and records, contracts, facilities and personnel of PMC and its subsidiaries and to which PMC and its subsidiaries have access (e.g., accountants and other consultants) with respect to PMC and its subsidiaries in connection with the transactions contemplated hereby, including, without limitation, analysis and review of financial statements and projections, accounting methods, auditors' workpapers, assets, liabilities, operations, business plans and prospects, and a reasonable opportunity to discuss the affairs, finances and operations of PMC and its subsidiaries with officers, directors, management, employees, accountants and other appropriate personnel and shall furnish or cause to be furnished to Dundee and such representatives all such information about PMC and its subsidiaries as may be reasonably requested.

           9. During the period from and including the date hereof to and including the Closing Date, PMC shall, and PMC shall ensure that its subsidiaries, conduct their business solely in the ordinary course consistent with past practice and, without limiting the generality of the foregoing, shall not, without Dundee's prior written consent:

                (a) issue or agree to issue any shares in the capital stock of PMC or any subsidiary of PMC or any security convertible or exchangeable for any such shares or grant or agree to grant any option, warrant or other right to acquire any such shares or securities, or otherwise enter into any arrangement having substantially the same effect, except for issuances of stock in the ordinary course pursuant to the exercise of options or warrants outstanding on the date hereof;

                (b) acquire or agree to acquire any assets or properties, or dispose or agree to dispose of any assets or properties, except in the ordinary course of business consistent with past practice;

                (c) increase the level of compensation of any employee, officer, director or consultant, grant any bonuses, benefits, severance or other forms of direct or indirect compensation to any employee, officer, director or consultant or adopt, increase, terminate, amend or otherwise modify any plan for the benefit of employees, directors or officers, except as may be required by applicable law or normal increases in salary payable to employees and the provision of normal benefits under plans existing on the date hereof, in each case in the ordinary course of business consistent with past practice;

                (d) enter into, modify, amend or terminate any contract or agreement with any Affiliate or, except in the ordinary course of business consistent with past practice, any other material contract or agreement;

                (e) compromise or settle any material claim or litigation;

                (f) pay any dividends, redeem or repurchase any securities, or otherwise cause assets to be distributed to any of its stockholders;

                (g) borrow any funds, under existing lines of credit or otherwise, except as reasonably necessary for the ordinary operation of the Company's business in a manner, and in amounts, consistent with past practice;

                (h) make any loan, advance or investment to any officer, director or shareholder or, except in the ordinary course consistent with past practice, to or in any other person (other than payments consistent with past practice to an affiliate of PMC's President not to exceed $60,000 in the aggregate); or

                (i)  merge or consolidate with any person or
                     commit to any such merger or consolidation.

           10. PMC agrees that, at any time prior to the Closing Date, Dundee may assign all or any part of its rights and obligations under this letter to any one or more affiliates of Dundee, upon written notice to, but without the approval of, PMC, including without limitation, the advance of the Debt Financing by Dundee.

           11. All expenses incurred by PMC and Dundee shall be paid by the party incurring such expense, and without limiting the foregoing, any brokerage fees or finder's fees payable by PMC in connection with this transaction shall be paid by PMC, and PMC shall indemnify Dundee in respect of any liability in connection therewith.

           12. Upon acceptance of this letter by PMC and until the earlier of (i) the date on which Dundee notifies PMC that it does not intend to proceed with this transaction (Dundee agreeing that it will notify PMC of its intention not to proceed with the transaction promptly upon reaching such decision) and (ii) the Closing Date, neither PMC nor any subsidiary nor any of their respective directors, officers, employees, representatives or agents (collectively, "Representatives") shall solicit, initiate or encourage the submission of any contact, inquiry or offer from, or engage in any discussion or negotiation with, any person relating to the acquisition of all or any material portion of PMC's or any of its subsidiaries' assets or of any equity interest in PMC or any subsidiary or any business combination with PMC or any subsidiary or the provision of any material financing to PMC or any subsidiary (any such acquisition, business combination or financing a "Competing Transaction"), or provide any non-public information relating to PMC or any subsidiary to any person (other than for the ordinary course of business and consistent with past practice, or to governmental authorities or its counsel or accountants). It is acknowledged and agreed that a Competing Transaction shall not include any financing transaction (x) for an amount not exceeding $1.5 million and the proceeds of which are used solely to repay the Debt Financing, (y) for an amount not exceeding $1.5 million and the proceeds of which are used solely for working capital purposes, or (z) for an amount not exceeding $2.5 million and the proceeds of which are used solely to pay and discharge the Company's obligations with respect to the matters set forth in Schedule 5.1 to the Loan Agreement. In the event that PMC or any Representative receives any contact, inquiry or offer in respect of a Competing Transaction, PMC shall immediately advise Dundee of the receipt of such contact, inquiry or offer (and of any amendment thereof or supplement thereto), the identity of the person making such contact, inquiry or offer and the substance of such contact, inquiry or offer (including, in the case of any offer, the price and other terms and conditions thereof). Notwithstanding the foregoing, nothing shall prevent PMC from furnishing information to, or entering into discussions or negotiations with, any person from and after August 15, 1998 in connection with an offer made without such solicitation, initiation or encouragement if and to the extent that PMC is advised in writing by outside legal counsel that its Board of Directors has a fiduciary duty to do so. In the event the Board of Directors of PMC receives a proposal in respect of a Competing Transaction and the Board of Directors determines that such Competing Transaction is reasonably likely to be consummated and that the Board of Directors has a fiduciary obligation to accept such proposal (a "Superior Proposal"), then if PMC shall have repaid the Debt Financing in full and paid Dundee the Termination Fee, PMC may terminate this Letter of Intent or the Subscription Agreement, as applicable, and enter into an agreement with respect to such Superior Proposal. The parties agree that payment of the Termination Fee for a breach of PMC's obligations under this paragraph 12 shall constitute liquidated damages, and not penalty, for such breach.

           13. The terms and conditions of this letter are confidential and will not be released or discussed by either party to or with any other person, without the prior written consent of the other party or as otherwise required by applicable law; and, notwithstanding the foregoing, upon acceptance of this letter by PMC and delivery to Dundee of evidence of approval of this letter of intent by PMC's Board of Directors or other evidence, satisfactory to Dundee, that this letter of intent has been duly authorized, executed and delivered by PMC and constitutes a valid and binding obligation of PMC to the extent provided in paragraph 14 hereof, PMC may issue a press release in respect of this transaction, subject to the prior review and approval of such press release by Dundee, and Dundee may issue a press release in respect of this transaction, subject to prior review and approval of such press release by PMC.

           14. This letter constitutes a statement of the present intentions of the parties and does not constitute a binding obligation to consummate the transactions contemplated hereby. A binding commitment with respect to such transactions will exist upon the execution of a definitive Subscription Agreement and Loan Agreement. Notwithstanding the foregoing, the provisions of paragraphs 5, 8, 9, 11, 12, 13 and 15 shall be binding upon the parties hereto. Either party may terminate this letter of intent by written notice to the other in the event a definitive Subscription Agreement has not been entered into by July 31, 1998, in which event this letter of intent will be of no further force and effect, except that the provisions of paragraphs 5, 11, 12, 13 and 15 shall survive such termination. In addition, the parties hereby confirm that the terms and conditions of the Confidentiality Agreement, dated April 13, 1998, remain in full force and effect.

           15. This letter shall be governed by and construed in accordance with the laws of the State of New
                York. The parties hereto agree that any suit, action or proceeding seeking to enforce any provision of, or based on any matter arising out of or in connection with, this
                Letter of
                Intent or the transactions contemplated hereby shall be brought in the United States District Court for the Southern District of New York or any other New York State Court sitting in New York City, and each of the parties hereby consents to the jurisdiction of such courts (and of the appropriate appellate courts therefrom) in any such suit, action or proceedings and irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of the venue of any such suit, action or proceeding in any such court or that any such suit, action or proceeding with is brought in any such court has been brought in an inconvenient forum. Process in any such suit, action or proceeding may be served on any party anywhere in the world, whether within or without the jurisdiction of any such court. Without limiting the foregoing, each party agrees that service of process on such party by first-class mail or overnight courier, postage or delivery charges prepaid, at its principal executive office addressed to the attention of its General Counsel shall be deemed effective service of process on such party. This letter may not be amended, modified or waived orally, but only by an instrument in writing signed by the parties. This letter may be executed in two or more counterparts, each of which shall be an original, but all of which together shall constitute one and the same letter.

           16. Dundee intends that the Subscription Agreement will contemplate that after the Closing PMC will use reasonable efforts to obtain a listing of its stock on NASDAQ NMS and that Dundee will use reasonable efforts to facilitate such listing, provided that Dundee shall not be obligated to approve any additional issuance of shares or to make any further investment in PMC or to reduce its representation on the Board of Directors below that representing a majority of the Board.

           If you are in agreement with the foregoing, please execute this letter where indicated below and return a copy thereof by telecopier to Dundee (Attention: Ray Benzinger) prior to 11:30 p.m. (Toronto time) on the date of this letter (the "Expiry Time"). This offer shall expire and be null and void if Dundee does not receive a copy hereof duly executed by PMC prior to the Expiry Time.

                               Yours very truly,

                               DUNDEE BANCORP INC.


                               By:/S/ Ray Benzinger
                                    Ray Benzinger
                                    Executive Vice President


PMC International, Inc. hereby agrees to be bound by the foregoing terms and conditions.

Dated July 7, 1998

PMC INTERNATIONAL, INC.


By:/S/ Scott A. MacKillop

EXHIBIT 10.6
                        LOAN AGREEMENT

           LOAN AGREEMENT, dated as of July 7, 1998, between PMC INTERNATIONAL, INC., a Colorado corporation (the "Borrower"), and DUNDEE BANCORP INC., an Ontario corporation (the "Lender").

           The parties hereto agree as follows:


                           ARTICLE I

                          DEFINITIONS

           SECTION  1.1  Definitions.  The
following terms, as used herein, have the following meanings:

           "Affiliate" means, as to any Person, any other Person directly or indirectly controlling, or controlled by or under common control with such Person, including without limitation any Person owning 5% or more of any class of voting securities of such Person ("control" meaning the power to direct the management of a Person, whether by the ownership of securities or by contract or otherwise).

           "Agreement" means this Agreement, as the same may be amended, modified or supplemented from time to time.

           "Applicable Law" means all applicable laws, treaties, judgments, decrees, injunctions, writs and orders of any court, governmental agency or authority and rules, regulations, orders, directives, licenses and permits of any governmental body, instrumentality, agency or authority.

           "Board" means the Board of Directors of the Borrower or a committee of directors lawfully exercising relevant powers of the Board.

           "Borrower" has the meaning set forth in the first paragraph of this Agreement.

           "Borrower Security Agreement" shall mean the security agreement, dated as of the Closing Date, made by the Borrower in favor of the Lender, as the same may from time to time be amended, modified or supplemented.

           "Business Day" means any day except a Saturday, Sunday or other day on which commercial banks in Denver, Colorado, New York, New York or Toronto, Canada are authorized by law to close.

           "Closing Date" shall mean the date on which all of the conditions set forth in Section 3.1 are satisfied.

           "Debt"  of  any  Person  means  at  any  date,   without
duplication, (i) all obligations of such Person for borrowed money, (ii) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (iii) all obligations of such Person to pay the deferred purchase price of property or services, except trade accounts payable arising in the ordinary course of business, (iv) all obligations of such Person as lessee under capital leases, (v) all Debt of others secured by a Lien on any asset of such Person, whether or not such Debt is assumed by such Person and (vi) all Debt of others Guaranteed by such Person.

           "Default" means any condition or event that constitutes an Event of Default or that with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.

           "Dollars," "United States dollars," "U.S.$" or "$" means United States of America dollars.

           "Due Diligence Condition" means a condition to Lender's obligation to consummate the closing under the Subscription
Agreement   that   permits  the  Lender  not  to  close  under  the
Subscription Agreement in its sole discretion based on its investigation of Borrower and its business without regard to whether any matter discovered during such investigation would otherwise provide grounds for Lender not to close under the Subscription Agreement.

           "Event  of  Default"   has  the  meaning  set  forth  in
Section 6.1.

           "ERISA"  shall  mean  the  Employee   Retirement  Income
Security Act of 1974, as amended from time to time.

           "Governmental Authority" means any nation or government, any state or other political subdivision thereof
and  any   entity   exercising   executive,   legislative,
judicial, regulatory or administrative functions of or pertaining to government.

           "Guarantee Agreement" shall mean the Guarantee Agreement, dated as of the Closing Date made by the Guarantors in favor of the Lender, as the same may from time to time be amended, modified or supplemented.

           "Guarantors"  shall  mean each of  Portfolio  Management
Consultants, Inc., a Colorado corporation, PMC Investment Services, Inc., a Delaware corporation, and Portfolio Technology Services, Inc., a Colorado corporation; each a wholly owned subsidiary of the Borrower.

           "Guaranty" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Debt or other obligation of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Debt or other obligation (whether arising by virtue of partnership arrangements or by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (ii) entered into for the purpose of assuring in any other manner the obligee of such Debt or other obligation of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part); provided that the term Guaranty shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

           "Lender"   has  the  meaning  set  forth  in  the  first
paragraph of this Agreement.

           "Letter of Intent" means that certain Letter of Intent, dated the date hereof, between the Borrower and the Lender, as
the  same  may  from  time  to  time  be   amended,   modified   or
supplemented.

           "Lien"  means,  with  respect to any asset or  property,
any  mortgage,   lien,   pledge,   charge,   security  interest  or
encumbrance of any kind in respect of such asset or property.

           "Loan" shall have the meaning set forth in Section 2.1.

           "Loan Documents" means (i) this Agreement, (ii) the Guarantee Agreement, (iii) the Note, (iv) the Security Agreements, (v) the Pledge Agreement, and (vi) any other agreement entered into pursuant to Section 5.9 hereof or Section 4 of the Security Agreements, in each case as the same may from time to time be amended, modified or supplemented, and "Loan Document" means any one of them.

           "Note" shall mean a promissory note of the Borrower in the form of Exhibit A hereto, as the same may from time to time be amended, modified or supplemented.

           "Officer's Certificate" means a certificate signed by the president, a vice president, the secretary or the treasurer of the Borrower.

           "Permitted  Liens"  shall have the  meaning set forth in
Section 5.11.

           "Person" means an individual, a corporation, a partnership, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

           "Pledge Agreement" means the Pledge Agreement, dated as of the Closing Date, made by the Borrower in favor of Lender, as
the  same  may  from  time  to  time  be   amended,   modified   or
supplemented.

           "Regulation U"   means  Regulation U  of  the  Board  of
Governors of the Federal Reserve System, as in effect from time to time.

           "Responsible   Officer"  means,   with  respect  to  any
Person, the president or any vice president of such Person.

           "SEC" means the U.S. Securities and Exchange Commission.

           "SEC Reports" shall mean the annual report on Form 10-KSB of Borrower for its fiscal year ended December 31, 1997

(as  amended  prior  to the  date  hereof),  the  quarterly
report on Form 10-QSB of Borrower for its fiscal quarter ended March 31, 1998, the definitive proxy statement on Schedule 14A filed by the Borrower with respect to its annual meeting of shareholders held December 15, 1997 and any other report, registration statement, proxy statement or other filing with the SEC made after December 31, 1997 and prior to the date hereof.

           "Security Agreements" shall mean the Borrower Security Agreement and the Subsidiary Security Agreement.

           "Stockholder" shall mean each of the Persons owning capital stock of the Borrower.

           "Subscription Agreement" means the Subscription Agreement, between the Borrower and the Lender, providing for the subscription by the Lender for shares of common stock of the Borrower representing not less than 50.5% of such common stock on a fully diluted basis and to be entered into between the Borrower and the Lender as contemplated by the Letter of Intent, as the same may from time to time be amended, modified or supplemented.

           "Subsidiary"  means,  with  respect to any  Person,  any
corporation or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are at the time directly or indirectly owned by such Person.

           "Subsidiary Security Agreement" shall mean the security agreement, dated as of the Closing Date made by the Guarantors in favor of the Lender, as the same may from time to time be amended, modified or supplemented.

           SECTION 1.2       Accounting       Terms       and
 Determinations.
Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with generally accepted accounting principles as in effect from time to time, applied on a consistent basis.


                          ARTICLE II

                           THE LOAN

           SECTION  2.1  Term  Loan.  The
Lender agrees, on the terms and subject to the conditions set forth in this Agreement, to make a term loan (the "Loan") to the Borrower on the Closing Date in the principal amount of $1,500,000. The Loan will be made available to or at the written direction of the Borrower in immediately available funds.

           SECTION  2.2 The Note;  Repayment  of   Principal.  The
obligation  of the
Borrower to repay the unpaid principal amount of the Loan shall be evidenced by the Note in the form of Exhibit A hereto, payable to the Lender and its registered assigns, duly executed and delivered by the Borrower to the Lender and bearing interest, maturing and subject to optional and mandatory prepayment as provided herein. The Borrower shall repay the Loan, together with all accrued interest thereon, on December 31, 1998, subject to earlier mandatory prepayment as provided in Section 2.5 hereof.

           SECTION  2.3  Loan     Record.
(a) The Lender shall maintain a loan record in which it shall record the date and amount of each payment or prepayment of principal of the Loan and the interest paid with respect thereto.

           (b) The failure of the Lender to make an entry in the loan register or any error made in any such entry shall not in any way affect the obligations of the Borrower under this Agreement or any other Loan Document, including without limitation the Borrower's obligation to repay the principal amount of the Loan and the interest accrued from the actual date on which the Loan is made. The Borrower shall not be bound by any entry in the loan register not made in accordance with the terms hereof.

           SECTION  2.4  Interest Rate.
           (a)  The  Loan  shall  bear
interest  on  the   outstanding
principal amount at a rate of 12% per annum. Interest on the Loan shall be payable in arrears on each date that principal becomes due, whether at maturity, by acceleration or by prepayment. Interest shall be calculated on the basis of a 365 (or 366, as the case may be) day year for the actual days elapsed.

           (b) Any overdue principal of and overdue interest on the Loan or any other overdue amount payable under this Agreement shall bear interest, payable on demand, for each day until paid (to the extent permitted by applicable law after as well as before judgment) at a rate per annum equal to 2% above the interest rate otherwise payable for such day pursuant to
Section 2.4(a).

           SECTION 2.5  Mandatory  Prepayment  of the  Loan.  The
Borrower  shall
prepay the Loan in whole, together with all accrued interest thereon, on the first to occur of: (a) the occurrence of the closing under the Subscription Agreement, (b) September 30, 1998, in the event that the closing under the Subscription Agreement shall not have occurred by such date other than solely as a result of a material breach by Lender of its obligations under the Subscription Agreement or as a result of Lender's exercising its right not to close under the Subscription Agreement pursuant to the Due Diligence Condition, if such Condition is contained in the Subscription Agreement, (c) the date on which the Subscription Agreement is terminated (other than by Borrower for material breach by Lender of its obligations thereunder or by Lender pursuant to the Due Diligence Condition, if such Condition is contained in the Subscription Agreement), (d) August 31, 1998, if the Subscription Agreement shall not have been entered into and be in full force and effect on such date and (e) the date on which Borrower terminates the Letter of Intent; provided, that if the Lender notifies the Borrower that it is terminating the Letter of Intent or (if the Subscription Agreement has been executed and delivered) the Subscription Agreement other than for a breach by the Borrower of its obligations thereunder, the Borrower shall repay the Loan in whole, together with all accrued interest thereon, on the later of 30 days from the notice of such termination by the Lender and the date that Loan and all accrued interest thereon would have otherwise been due and payable pursuant to this Section 2.5.

           SECTION 2.6 Optional Prepayments of the Loan. The Borrower may prepay the Loan, in whole at any time or from time to time in part, without premium or penalty, upon at least two Business Days' irrevocable notice to the Lender, specifying the date and amount of prepayment. If such notice is given, the Borrower shall make such prepayment and the payment amount specified in such notice shall be due and payable on the date specified therein, together with all accrued interest to such date on the amount prepaid.

           SECTION  2.7  Manner and Time of   Payments.
           (a)  All  payments  of  principal,
interest and all other amounts payable hereunder shall be in United States dollars in Federal or other immediately available funds and shall be made not later than 1:00 p.m. (New York time) on the date due to the Lender at such account of such bank as the Lender may from time to time designate. Funds received by the Lender after such time shall be deemed to have been paid by the Borrower on the next succeeding Business Day.

           (b) Whenever any payment to be made hereunder shall be stated to be due on a day which is not a Business Day, the payment shall be made on the next succeeding Business Day and such extension of time shall be included in the computation of the payment of interest hereunder.

           SECTION 2.8 Use of Proceeds. The Borrower shall use the proceeds of the Loan only for working capital of the Borrower and its Subsidiaries.


                          ARTICLE III

                          CONDITIONS

           SECTION 3.1 Conditions Precedent to the Loan. The obligation of the
Lender to make the Loan to be made by it hereunder is subject to the satisfaction of the following conditions precedent (or the waiver thereof in accordance with Section 7.4 hereof):

           (a) The Lender shall have received the Note, conforming to the requirements hereof and duly executed and delivered by a duly authorized Responsible Officer of the Borrower;

           (b) The representations and warranties of the Borrower contained in this Agreement and the other Loan Documents and those otherwise made in writing by or on behalf of the Borrower in connection with the transactions contemplated by this Agreement shall be correct in all material respects when made and at and as of the Closing Date, as if made at and as of the Closing Date; no Event of Default or Default shall have occurred and be continuing; and the Borrower shall have delivered to the Lender a certificate of a Responsible Officer of the Borrower, dated the Closing Date, certifying that the conditions specified in this paragraph (b) have been fulfilled;

           (c) The Lender shall have received an opinion of counsel to the Borrower, which counsel is satisfactory to the Lender, in form and substance satisfactory to the Lender and covering such matters incident to the transactions contemplated by this Agreement and the other Loan Documents as the Lender may reasonably request, addressed to the Lender and dated the Closing Date;

           (d)  The  Lender   shall  have   received  the  Borrower
      Security Agreement in the form of Exhibit B hereto, duly executed and delivered on behalf of the Borrower by a duly authorized Responsible Officer of the Borrower, and a Subsidiary Security Agreement in the form of Exhibit C hereto, duly executed and delivered on behalf of each Guarantor by a duly authorized Responsible Officer of such Guarantor; and such Security Agreements shall be in full force and effect;

           (e) The Lender shall have received the Guarantee Agreement in the form of Exhibit D hereto, duly executed and delivered on behalf of each Guarantor by a duly authorized Responsible Officer of such Guarantor; and such Guarantee Agreement shall be in full force and effect;

           (f) The Lender shall have received the Pledge Agreement in the form of Exhibit E hereto, duly executed and delivered on behalf of the Borrower by a duly authorized Responsible Officer of the Borrower; and such Pledge Agreement shall be in full force and effect; and

           (g) The Lender shall have received all documents it may reasonably request relating to the existence of the Borrower and its Subsidiaries, the corporate authority for and the validity of this Agreement and the other Loan Documents and any other matters relevant hereto, all in form and substance satisfactory to the Lender.


                          ARTICLE IV

                REPRESENTATIONS AND WARRANTIES

           The Borrower represents and warrants to the Lender that:

           SECTION  4.1  Corporate  Organization,  Etc.
           (a)  The  Borrower  is  a  corporation  duly
organized and validly existing and in good standing under the laws of the State of Colorado, and has the corporate power and authority to own or hold under lease its properties and to enter into and perform its obligations under this Agreement and all other Loan Documents.

           (b) The Borrower is duly qualified to do business as a foreign corporation in each state of the United States in which it has an office or in which failure so to qualify would, individually or in the aggregate, have a material adverse effect on the business, assets, liabilities, condition (financial or otherwise) or prospects of Borrower and its Subsidiaries taken as a whole or on its ability to perform its obligations under this Agreement, the Note or any other Loan Document (a "Material Adverse Effect").

           (c) Each Subsidiary of Borrower is a corporation duly organized and validly existing and in good standing under the laws of the state of its incorporation, and has the corporate power and authority to own or hold under lease its properties and assets and to enter into and perform its obligations under each of the Loan Documents to which it is a party. Each such Subsidiary is duly qualified to do business as a foreign corporation in each state of the United States in which it has an office or in which the failure to be so qualified would have a Material Adverse Effect.

           (d) Set forth on Schedule 4.1 is a list of all of the Subsidiaries of the Borrower and a true and correct description of the authorized, issued and outstanding capital stock of each such Subsidiary. The Borrower owns all of the outstanding capital stock of each such Subsidiary, free and clear of any Liens, except as specified in Schedule 4.1.

           SECTION   4.2  Due   Authorization.  The  execution,
delivery  and  performance  by the
Borrower of this Agreement and the Note, and the execution, delivery and performance by the Borrower and the Guarantors of each of the other Loan Documents to which any of them is a party:

           (a) have been duly authorized by all necessary corporate action and do not require any stockholder approval or the approval or consent of or notice to any trustee or holder of any indebtedness or obligations of the Borrower or any Subsidiary;

           (b) do not conflict with or result in any violation of the certificate of incorporation or by-laws of the Borrower or any Subsidiary;

           (c) do not and will not contravene any Applicable Law or conflict with or constitute a default under, or result in the creation of any Lien (other than as permitted under this Agreement or the Security Agreement) upon the property of the Borrower or any Subsidiary under any indenture, mortgage, lease, instrument or other agreement to which the Borrower or any Subsidiary is a party or by which it may be bound or affected; and

           (d) do not require the authorization, consent or approval of, the giving of notice to, the registration with or the taking of any other action by or in respect of, any Federal, state or foreign governmental authority, agency or judicial body, or the taking of any other action under any Applicable Law, except for those that have been or, on or before the Closing Date, will have been, duly made, given or accomplished, including without limitation the filing of Uniform Commercial Code financing statements referred to in the Security Agreements.

           SECTION   4.3    Litigation.
Except as disclosed in its SEC Reports, complete and correct copies of which have been furnished to the Lender, there are no pending or, to the knowledge of the Borrower, threatened actions, suits, proceedings or investigations before any court or administrative agency or arbitrator which would, if adversely determined, individually or in the aggregate, have a Material Adverse Effect.

           SECTION 4.4 Absence of Undisclosed Liabilities. Except as disclosed in the SEC Reports or in Schedule 4.4 hereto and for liabilities arising since March 31, 1998 in the ordinary course of business and consistent with past practice, none of which have had or could reasonably be expected to have any Material Adverse Effect, neither Borrower nor any of its Subsidiaries has any liability, obligation, claim or cause of action of any kind or nature whatsoever, whether absolute, accrued, contingent or other, known or unknown.

           SECTION  4.5  Taxes.  Each  of  the
Borrower and its Subsidiaries has filed or caused to be filed all material tax returns which are required to be filed by it and has paid or caused to be paid all taxes which have been shown to be due and payable by such returns or (except to the extent being contested in good faith and for the payment of which adequate reserves have been provided) tax assessments received by the Borrower or such Subsidiary to the extent that such taxes have become due and payable.

           SECTION  4.6  Title to Certain  Properties.   Each  of
the  Borrower  and  the
Guarantors has good and marketable title to all of its material properties and assets free and clear of any Lien, except as disclosed on Schedule 4.6 hereto.

           SECTION  4.7  No  Default.  No
Event of Default or Default has occurred and is continuing or has occurred or will occur as a result of the execution and delivery of this Agreement or the other Loan Documents or the consummation of the transactions contemplated hereby or thereby.

           SECTION    4.8    Investment  Company.  Neither the
Borrower nor any  Guarantor is an
"investment company" or a company controlled by an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

           SECTION    4.9    Legal,    Valid    and    Binding
Agreements.  This
Agreement, the Note and each other Loan Document constitute or, when executed and delivered by each of the Borrower and the Guarantors which is a party thereto, will constitute, the legal, valid and binding obligation of each of the Borrower and the Guarantors which is a party thereto, enforceable against the Borrower or such Guarantor, as the case may be, in accordance with the respective terms hereof and thereof, except as such enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws affecting the rights of creditors generally and by general principles of equity.

           SECTION  4.10   Compliance  with   ERISA.  Neither the
Borrower  nor any  Subsidiary
has breached the fiduciary rules of ERISA or engaged in any prohibited transaction in connection with which the Borrower or such Subsidiary could be subjected to (in the case of any such breach) liability for damages or (in the case of any such prohibited transaction) either a civil penalty assessed under ERISA or a tax, which liability, penalty or tax, in any case, would reasonably be expected to have a Material Adverse Effect.

           SECTION 4.11  Disclosure;  Financial   Statements.
(a)  The SEC  Reports
do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made therein, in the light of the circumstances under which they were made, not misleading.

           (b) The consolidated balance sheets of Borrower and its consolidated Subsidiaries and the related consolidated statements of operations, changes in shareholders' equity and cash flows contained in the SEC Reports, present fairly the financial condition of the Borrower and its Subsidiaries as at the dates thereof, and the consolidated results of its operations, changes in shareholders, equity and cash flows for the periods presented therein in accordance with generally accepted accounting principles consistently applied. There has been no material adverse change in the business, operations, assets, liabilities, condition (financial or otherwise) or prospects of the Borrower and its Subsidiaries taken as a whole from that reflected on the most recent consolidated balance sheet of the Borrower and its subsidiaries contained in the SEC reports.

           SECTION   4.12   Compliance   with   Law.  Each of the
Borrower  and its  subsidiaries
is in compliance with all Applicable Law, except to the extent that the failure to comply therewith would not, individually or in the aggregate, have a Material Adverse Effect.

           SECTION  4.13   Consents.   No
consent of any other Person and no consent or authorization of, filing with or
other  act  by  or  in  respect  of  any
Governmental Authority is required in connection with the borrowing hereunder or with the execution, delivery or performance by Borrower or any Guarantor, or the validity or enforceability of, this Agreement or any other Loan Document, except as set forth on Schedule 4.13 hereto and except for such consents, authorizations, filings or acts the failure of which to obtain or to undertake would not, individually or in the aggregate, have a Material Adverse Effect.

           SECTION  4.14   Patents,   Copyrights,   Permits  and
Trademarks. Each of Borrower and its Subsidiaries owns, or has a valid license or sublicense in, all domestic and foreign letters patent, patents, patent applications, and know-how, licenses, inventions, technology, permits, trademark registrations and applications, trademarks, tradenames, trade secrets, service marks, copyrights, product designs, applications, formulae, computer software and programs, processes and industrial property rights (collectively "proprietary rights") used in the operation of its business in the manner in which it is currently being conducted and which are material to the business, operations, assets, liabilities, condition (financial or otherwise) or prospects of the Borrower and its Subsidiaries taken as a whole. Neither the Borrower nor any of its Subsidiaries is aware of any existing or threatened infringement or misappropriation of any proprietary rights of others by the Borrower or any of its Subsidiaries or of any proprietary rights of the Borrower or any of its Subsidiaries by others, except for such as would not, individually or in the aggregate, have Material Adverse Effect.


                           ARTICLE V

                           COVENANTS

           The Borrower covenants and agrees that, so long as this Agreement shall be in effect or any amount payable hereunder shall remain unpaid or any obligation required to be performed hereunder shall remain unperformed, and unless the Lender shall otherwise consent in writing:

           SECTION  5.1  Performance  of   Obligations.  (a) The
Borrower  shall perform,  and
shall  cause  each  Guarantor  to
perform,   promptly  and
faithfully all of its obligations under this Agreement, the Note and the other Loan Documents.

           (b) The Borrower shall, and shall cause each Subsidiary to, pay and discharge, at or before maturity, all of its material obligations and liabilities, including, without limitation, tax liabilities, except where the same may be contested in good faith by appropriate proceedings, and maintain in accordance with generally accepted accounting principles appropriate reserves for the accrual of any of the same; provided that the inability of the Borrower and its Subsidiaries to pay and discharge their obligations or liabilities with respect to the matters set forth in Schedule 5.1 hereto or to pay and discharge their accounts payable within 120 days of their presentment to the Borrower or its Subsidiaries shall not be deemed a breach or nonperformance by the Borrower of its covenants in this Section 5.1(b).

           SECTION 5.2 Compliance with Laws. The Borrower shall, and shall cause each
Subsidiary   to,   comply  in  all  material   respects   with  all
Applicable Laws except where the necessity of compliance therewith is contested in good faith by appropriate proceedings.

           SECTION   5.3   Notice   of   Default   and  Event  of
 Default.  No
later than ten Business Days after becoming aware of the existence of any condition or event which constitutes a Default or an Event of Default hereunder, the Borrower shall provide the Lender with an Officer's Certificate specifying the nature and period of existence thereof and what action the Borrower is taking or proposes to take with respect thereto.

           SECTION  5.4  Report on   Proceedings.  No later than  ten
Business  Days after  becoming
aware of any  investigation  of the Borrower or any  Subsidiary  by
any   governmental   authority   or   agency   or  any   court   or
administrative   proceeding  or  arbitration  which,  if  adversely
determined, would reasonably involve a possibility of an adverse effect on the ability of the Borrower to perform its obligations under this Agreement, the Note or any other Loan Document, the Borrower shall provide the Lender with an Officer's Certificate specifying the nature of such investigation or proceeding and what action the Borrower is taking or proposes to take with respect thereto.

           SECTION   5.5   Financial    Statements   and   Other
Reports.  The
Borrower shall furnish to the Lender the following described financial statements, reports, notices and information:

           (a) Monthly Financial Statements. Within 25 days after the end of the month, consolidated and consolidating balance sheets of the Borrower and its Subsidiaries at the end of such month and the related consolidated and consolidating statements of income of the Borrower and its Subsidiaries for such month, and the general ledger trial balance of the Borrower and its Subsidiaries for such month, all in reasonable detail and in form reasonably satisfactory to the Lender, together with such other information as is customarily prepared by Borrower as part of its monthly report to management.

           (b) Quarterly Financial Statements. Within 45 days after the end of each fiscal quarter of the Borrower, consolidated and consolidating balance sheets of the Borrower and its Subsidiaries at the end of such quarter and the related consolidated and consolidating statements of income, stockholders' equity and cash flow of the Borrower and its Subsidiaries for such fiscal quarter, setting forth, in the case of the consolidated statements, in comparative form the figures for the previous quarter of the Borrower, all in reasonable detail and certified by a principal financial officer of the Borrower as presenting fairly the financial position of the Borrower and its Subsidiaries as of the dates indicated and the results of their operations, changes in shareholders' equity and cash flows for the periods indicated in conformity with generally accepted accounting principles applied on a consistent basis with prior periods (except as otherwise stated therein); provided that the delivery of the Borrower's Quarterly Report on Form 10-QSB for such fiscal quarter prepared in accordance with the requirements of the SEC and U.S. securities regulations shall be sufficient to satisfy the Borrower's obligations under this Section 5.5(b).

           (c) Other Reports. Promptly upon their becoming available, copies of all other financial statements, reports, notices and proxy statements sent or made available by the Borrower to its shareholders or filed with the SEC.

           (d) Officer's Certificate. Together with each delivery of financial statements or reports required by clauses (a) and (b) above, a certificate from a Responsible Officer of the Borrower to the effect that the signer is familiar with or has reviewed the relevant terms of this Agreement and has made, or caused to be made under his or her supervision, a review of the transactions and condition of the Borrower during the period covered by such financial statements, and that such review has not disclosed the existence during such period, nor does the signer have knowledge of the existence as at the date of such certificate, of any condition or event that constitutes an Event of Default or Default hereunder or, if any such condition or event existed or exists, specifying the nature and period of existence thereof and what action the Borrower has taken, is taking or proposes to take with respect thereto.

           (e) Other Information. Such other data or information regarding the business affairs or financial condition of the Borrower as the Lender may from time to time reasonably request, promptly upon receipt of such request.

           SECTION 5.6 Conduct of Business and Preservation of Corporate Existence, Etc. (a) The Borrower shall, and shall cause each Subsidiary to, maintain and preserve at all times its corporate existence.

           (b) The Borrower shall, and shall cause each Subsidiary to, continue to engage in business of the same general type as now conducted by the Borrower or such Subsidiary and will do or cause to be done all things necessary to preserve, renew and keep in full force and effect its corporate existence and its rights, powers, privileges and franchises, except for any corporate right, power, privilege or franchise that it determines is no longer necessary or desirable in the conduct of its business.

           (c) The Borrower shall not, without the prior written consent of the Lender, enter into the ownership, active management or operation of any business other than businesses presently conducted in the geographic locations presently conducted (and except as otherwise permitted hereby the Borrower shall not effect or permit a change in its corporate organization existing on the date hereof).

           (d) The Borrower shall not, and shall not permit any Subsidiary to, amend or modify its Certificate of Incorporation or By-laws without the prior written consent of the Lender (which consent will not be unreasonably withheld).

           SECTION  5.7   Inspection   of  Property;   Books  and
 Records.
The Borrower shall, and shall cause each Subsidiary to, keep proper books of record and account in which full, true and correct entries are made in accordance with generally accepted accounting principles and all Applicable Laws; and shall permit representatives of the Lender to visit and inspect any of its properties, and examine and make abstracts from any of its books and records at the Borrower's expense, at any reasonable time and as often as may reasonably be requested, and to discuss the business, operations, properties and financial and other condition of the Borrower and its Subsidiaries with officers and employees of the Borrower and its Subsidiaries.

           SECTION 5.8  Maintenance  of Property;  Insurance.  The
Borrower  shall,  and
shall  cause  each  Subsidiary  to,  keep all  property  useful and necessary in its business in good working order and condition, and maintain with financially sound and reputable insurance companies insurance on all its property in at least such amounts and against such risks as are usually insured against in the same general area by Persons engaged in the same or a similar business.

           SECTION 5.9 Further Assurances; Additional Collateral Security. The Borrower shall, and shall cause each Subsidiary to, execute and file all such further documents and instruments, and perform such other acts, as the Lender may reasonably determine are necessary or advisable to maintain or perfect the Liens granted to the Lender in connection with this Agreement and the other Loan Documents and to maintain the priority and perfection of such Liens purported to be granted pursuant to this Agreement and the other Loan Documents (including any Liens on property rights (as defined in Section 4.14 hereof)). With respect to any real property, fixtures, equipment or securities identified as collateral under any Security Agreement acquired and held by the Borrower or any Guarantor at any time after the Closing Date, upon request of the Lender, the Borrower shall, or shall cause such Guarantor to, grant the Lender a Lien of record on all such real property, fixtures and equipment and a pledge of all such securities, upon the terms set forth in the applicable Security Agreement, as appropriate, and satisfactory in form and substance to the Lender.

           SECTION  5.10   Indebtedness.
The Borrower shall not, and shall not permit any Subsidiary to, create, incur, assume, Guarantee or suffer to exist any Debt except:

           (a)  Debt under the Loan Documents;

           (b)  Debt listed on Schedule 5.10 hereto;

           (c) In addition to Debt permitted under clause (b), Debt for borrowed money, the proceeds of which are used solely for working capital purposes, in an aggregate amount outstanding not in excess of $1.5 million;

           (d) In addition to Debt permitted under clause (b), Debt representing the deferred purchase price of property or capital leases incurred in the ordinary course of business consistent with past practice, in an aggregate amount outstanding not in excess of $500,000;

           (e) Debt for borrowed money, the proceeds are which are applied to repay the entire outstanding principal of and accrued interest on the Loan and to discharge the Borrower's payment obligations under the Loan Documents; and

           (f) Debt for borrowed money, the proceeds of which are used solely to pay and discharge the Company's obligations and liabilities with respect to the matters set forth in
      Schedule 5.1 hereto; provided that the aggregate amount outstanding of such Debt does not exceed $2.5 million at any time.

           SECTION   5.11   Limitation   on  Liens.  The Borrower
shall not and shall not permit
any Subsidiary to, create, incur, assume or suffer to exist any Lien on any of its
property,  assets or  revenues,  whether
now  owned  or  hereafter  acquired,   except  the  following  (the
"Permitted Liens"):

           (a)  Liens in favor of the  Lender  and  under  the Loan
      Documents;

           (b) Liens  existing  on the date hereof and set forth on
      Schedule 5.11 hereto;

           (c)   (i)   Liens   securing   Debt   permitted    under
      Section 5.10(d); and (ii) Liens securing Debt permitted under Sections 5.10(c), (e) and (f), but only if such Liens represent security interests that are subordinated to the Liens in favor of the Lender under the Loan Documents;

           (d) any Lien arising out of the refinancing, extension, renewal or refunding of any Debt secured by any Lien permitted by any of the foregoing clauses of this
      Section 5.11; provided that (i) the interest rate on, and other terms and conditions of, such Debt are no less favorable to the Borrower than those which would be obtained by similarly-situated Persons from banks and other institutions; (ii) such Debt matures after December 31, 1998, except when such Debt renews or refunds Debt that would have otherwise matured (other than as a result of the acceleration thereof by the lender or the occurrence of an event or circumstance that would have resulted in a mandatory prepayment thereof) on or prior to December 31, 1998, and (iii) the principal amount of such Debt does not exceed the principal amount of, and accrued and unpaid interest on, the Debt so refunded;

           (e) Liens for taxes and special assessments not yet due or which are being contested in good faith and by appropriate proceedings if adequate reserves with respect thereto are maintained on the books of the Borrower in accordance with generally accepted accounting principles;

           (f) carriers', warehousemen's, mechanics', materialmen's, repairmen's or other like Liens arising in the ordinary course of business which are not overdue for a period of more than 90 days or which are being contested in good faith by appropriate proceedings;

           (g) pledges or deposits in connection with workmen's compensation, unemployment insurance and other social security legislation or to secure the performance of tenders, statutory obligations, surety and appeal bonds, performance and return-of-money bonds and similar obligations;

           (h) Liens resulting from judgments of any court or governmental proceeding; provided that such judgments in the aggregate do not constitute an Event of Default under
      Section 6.1(k); and

           (i) Liens of landlords or of mortgagees of landlords, arising solely by operation of law, on fixtures located on premises leased in the ordinary course of business; provided that the rental payments secured thereby are not more than 30 days over due.

           SECTION  5.12 No  Dividends.
The Borrower shall not, and shall not permit any Subsidiary to, declare any dividends on, or make any payment on account of, or set apart assets for a sinking or other analogous fund for, the purchase, redemption, retirement or other acquisition of, any shares of any class of stock of the Borrower, whether now or hereafter outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of the Borrower or any Subsidiary.

           SECTION 5.13 Limitation on Investments. The Borrower shall not, and shall not permit any Subsidiary to, make or permit to exist any loans or cash advances to, or capital investments in, any other Person, including any Affiliate, except that:

           (a) the Borrower and any Subsidiary may make cash advances to, or investments in, any wholly-owned Subsidiary of the Borrower or, in the case of advances or investments by any Subsidiary, the Borrower;

           (b) the Borrower and any Subsidiary may purchase or otherwise acquire and own (i) securities with maturities of one year or less from the date of acquisition issued or fully guaranteed or insured by the United States of America or any agency thereof,
      (ii) commercial  paper issued
      by domestic issuers rated at least A-1 by Standard & Poor's Corporation or P-1 by Moody's Investors Service, Inc. or
      (iii) certificates of deposit, Eurodollar time deposits, overnight bank deposits and bankers acceptances, each with maturities of one year or less from the date of the acquisition thereof, of any commercial bank having capital and surplus in excess of $100,000,000;

           (c) the Borrower and its Subsidiaries may acquire investments in notes and other securities received in settlement of overdue debts and accounts payable in the ordinary course of business; and

           (d) the Borrower and its Subsidiary may make Loans to KP3 LLC; provided that the aggregate outstanding amount of such Loans made after the date hereof may not exceed $60,000 at any time.

           SECTION 5.14 Contingent Liabilities. The Borrower shall not, and shall not permit  any  Subsidiary  to,  become  liable  for  any  Guaranties, except for (i) the endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business, (ii) Guaranties existing as of the date hereof and listed on Schedule 5.14, (iii) Guaranties in respect of Debt permitted under Section 5.10 or Liens permitted under
Section 5.11 and (iv) Guaranties (other than Guaranties of Debt) arising in the ordinary course of business of the Borrowers and the Subsidiaries consistent with past practice.

           SECTION   5.15   Limitation   on   Leases.  The  Borrower
shall  not,  and  shall not
permit any Subsidiary to, enter into any agreement, or become liable under any agreement, for the lease, hire or use of any real or personal property for a period in excess of one year and an aggregate rental or other payment in excess of $500,000, except with the prior written approval of the Lender, such approval not to be unreasonably withheld.

           SECTION  5.16   Prohibition  on  Sale  of   Assets.  The Borrower
shall not, and
shall not permit any Subsidiary to, except as permitted or contemplated under this Agreement or any other Loan Document, sell,  lease,  assign,  transfer or otherwise dispose of any of its assets,  whether  now owned or
hereafter  acquired,  except
for  dispositions  of assets  in the  ordinary  course of  business
consistent  with  past  practice  that,  taken  together,   do  not
constitute any material portion of the assets of the Borrower or any Subsidiary.

           SECTION 5.17  Limitation on  Prepayments  of Debt.  The Borrower
shall not,
and shall not permit any  Subsidiary  to,  directly  or  indirectly prepay,  purchase,  redeem,  retain or otherwise acquire any of its
Debt  except for  prepayments  of the Note in  accordance  with the
terms  of  this   Agreement  and  except  as  otherwise   expressly
provided herein; provided, however, that discharges of Debt by mandatory prepayments or by scheduled installments and payments in full at their stated maturities and prepayments of working capital financing permitted under Section 5.10(c) shall not be deemed to violate this subsection.

           SECTION  5.18   Subsidiaries.
The Borrower shall not, and shall not permit any Subsidiary to, without the prior written consent of the Lender, create any Subsidiary.

           SECTION   5.19   Mergers,   Disposition   of  Assets,
Etc. The Borrower shall not,
and shall not permit any Subsidiary to, merge, combine or consolidate with or into any Person, or sell, assign, lease or otherwise dispose of (whether in one transaction or in a series of transactions, whether or not related) all or any substantial portion of its assets (whether now owned or hereafter acquired) to any Person, except with the prior written approval of the Lender, such approval not to be unreasonably withheld.

           SECTION 5.20   Fiscal   Year.
The Borrower shall not, and shall not permit any Subsidiary to, permit its fiscal year to end on a day other than December 31 without the prior written consent of the Lender.

           SECTION 5.21 No Inconsistent Agreements. The Borrower shall not, and shall not permit any Subsidiary to, enter into any agreement containing any term or provision which will be violated, contravened or breached by (i) the Borrower's execution or delivery of this Agreement or any Loan Document, (ii) the Borrower's performance of its obligations hereunder or (iii) the consummation of the transactions contemplated hereby.

           SECTION 5.22 Use of Proceeds. The Borrower agrees to apply the proceeds of the Loan
solely  and  exclusively  for  working  capital   purposes  of  the
Borrower and its Subsidiaries.

           SECTION 5.23 Transactions with Affiliates. The Borrower shall not, and shall not permit any Subsidiary to, directly or indirectly, enter into or, except for such existing transactions as are disclosed in the
SEC  Reports  or  Schedule   5.23  hereto,   permit  to  exist  any
transaction (including, without limitation, the purchase, sale, lease or exchange of any property or the rendering of any service) with any Affiliate of the Borrower (other than its wholly-owned Subsidiaries) or any director or executive officer of the Borrower or its Subsidiaries, on terms that are less favorable to the Borrower or such Subsidiary than those which
might  be   obtained   at  the  time  from   Persons  who  are  not
Affiliates, directors or executive officers.


                          ARTICLE VI

                           DEFAULTS

           SECTION 6.1 Events of Default. If one or more of the following events ("Events of
Default") shall have occurred and be continuing:

           (a) the Borrower shall fail to make any payment of any principal of the Loan required to be made under this Agreement when the same becomes due and payable, whether at maturity or at a date fixed for prepayment or by acceleration or otherwise;
           (b) the Borrower shall fail to make any payment of any other amount payable under this Agreement or the Note for more than five Business Days after the same becomes due and payable;

           (c) the Borrower shall fail to perform or comply with any covenant set forth in Section 5.3 ("Notice of Default or Event of Default"), 5.6 ("Conduct of Business and Preservation of Corporate Existence, Etc."), 5.12 ("No
      Dividends"),  5.17  ("Limitation  on  Prepayments  of Debt"),
      5.19 ("Mergers, Disposition of Assets, Etc."), or 5.22 ("Use of Proceeds");

           (d) the Borrower shall fail to perform or comply with any other covenant or agreement to be performed or observed by it under this Agreement or any other Loan Document and such failure shall continue unremedied for a period of 30 days after written notice thereof shall have been given by the Lender to the Borrower;

           (e) any representation or warranty of the Borrower or any Guarantor contained in this Agreement or any other Loan Document or in any document or certificate delivered in connection herewith or therewith or pursuant hereto or thereto shall at any time prove to have been incorrect or incomplete in any material respect at the time made or deemed to have been made, shall remain material at the time in question and shall either be incapable of being cured or shall not be cured within 20 days after notice thereof by the Lender to the Borrower;

           (f) the Borrower or any Subsidiary shall consent to the appointment of or taking possession by a receiver, assignee, custodian, sequestrator, trustee or liquidator (or other similar official) of itself or of a substantial part of its property; or the Borrower or any Subsidiary shall admit in writing (to any creditor, governmental authority or judicial court or tribunal) its inability to pay its debts generally as they come due or shall fail generally to pay its debts as they become due (except to the extent contemplated by the proviso clause of Section 5.1(b) hereof), or shall make a general assignment for the benefit of its creditors; or the Borrower or any Subsidiary shall file a voluntary petition in bankruptcy or a voluntary petition or answer seeking liquidation, reorganization or other relief with respect to itself or its debts under the Federal bankruptcy laws, as now or hereafter constituted or any other applicable Federal or State bankruptcy, insolvency or other similar law, or shall consent to the entry of an order for relief in an involuntary case under any such law; or the Borrower or any Subsidiary shall file an answer admitting the material allegations of a petition filed against the Borrower in any such proceeding, or otherwise seek relief under the provisions of any existing or future Federal or State bankruptcy, insolvency or other similar law providing for the reorganization or winding-up of corporations, or providing for an arrangement, agreement,
      composition,   extension  or  adjustment   with  its
      creditors; or the Borrower or any Subsidiary shall take or publicly announce its intention to take corporate action in furtherance of any of the foregoing;

           (g) an order, judgment or decree shall be entered in any proceeding by any court of competent jurisdiction appointing, without the consent of the Borrower, a receiver, trustee or liquidator of the Borrower or any Subsidiary or of any substantial part of its property, or any substantial part of the property of the Borrower or any Subsidiary shall be sequestered, and any such order, judgment or decree of appointment or sequestration shall remain in force undismissed, unstayed or unvacated for a period of 60 days after the date of entry thereof;

           (h) a petition against the Borrower or any Subsidiary in a proceeding under the Federal bankruptcy laws or other insolvency laws, as now or hereafter in effect, shall be filed and shall not be withdrawn or dismissed within 60 days thereafter, or a decree or order for relief in respect of the Borrower or any Subsidiary shall be entered by a court of competent jurisdiction in an involuntary case under the Federal bankruptcy laws, as now or hereafter constituted, and such decree or order shall remain unstayed and in effect for a period of 60 days, or, under the provisions of any law providing for reorganization or winding-up of corporations which may apply to the Borrower, any court of competent jurisdiction shall assume jurisdiction, custody or control of the Borrower or any Subsidiary or of any substantial part of its property and such jurisdiction, custody or control shall remain in force unrelinquished, unstayed or unterminated for a period of 60 days;

           (i) any event, condition or circumstance shall have occurred which results in the cancellation or termination of the Subscription Agreement or the Letter of Intent, other than by virtue of entering into the Subscription Agreement or solely as a result of a material breach by the Lender of its obligations thereunder or as a result of Lender's exercising its right not to close under the Subscription Agreement pursuant to the Due Diligence Condition (if such Condition is contained in the Subscription Agreement);

           (j) the Borrower or any Subsidiary shall fail to pay when due and payable (after any applicable grace period) the principal of or interest on any Debt in excess of $100,000 in respect of which it is obligated to make payment (other than Debt under this Agreement or the Note) or the maturity of such Debt shall have been accelerated in accordance with the provisions of the instrument providing for the creation of or concerning such Debt, or any event shall have occurred or failed to occur and be continuing which, with the giving of notice or the passage of time or both, would permit any holder or holders thereof or any agent or trustee on its or their behalf to accelerate such maturity;

           (k) an uninsured final judgment in the amount, or final judgments in related proceedings in an aggregate amount, in excess of $100,000 shall be entered against the Borrower or any Subsidiary and such judgment shall continue unsatisfied and unstayed for a period of ten days;

           (l) the Borrower or any Subsidiary shall fail to pay when due an amount or amounts aggregating in excess of $100,000 which it shall have become liable to pay to the Pension Benefit Guaranty Corporation ("PBGC") or to an employee benefit plan under Title IV of ERISA; or notice of intent to terminate a plan or plans having aggregate unfunded vested liabilities in excess of $100,000 shall be filed under Title IV of ERISA by the Borrower or any Subsidiary, any plan administrator or any combination of the foregoing; or the PBGC shall institute proceedings under Title IV of ERISA to terminate or cause a trustee to be appointed to administer an employee benefit plan; or a proceeding shall be instituted by a fiduciary of any employee benefit plan against the Borrower or any Subsidiary to enforce Section 515 or 4219(c)(5) of ERISA and such proceeding shall not have been dismissed within 30 days thereafter; or a condition shall exist by reason of which the PBGC would be entitled to obtain a decree adjudicating that any plan must be terminated; or

           (m) any Loan  Document  shall cease for any reason to be
      in full force and effect in accordance  with its
      terms or the Borrower or any Subsidiary  shall so assert in writing
      or  the  Borrower  or  any   Subsidiary   shall  in  any  way
      challenge, or any proceedings shall be brought to challenge, the validity, binding effect or enforceability of such Loan Document or any of the Liens purported to be granted pursuant to any Loan Document shall cease for any reason to be legal, valid and enforceable Liens on the collateral purported to be covered thereby or to have the priority purported to be granted thereby;

then, and in every such event, the Lender may by notice to the Borrower declare the Loan to be, and the Loan shall thereupon become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower; provided that in the case of any of the Events of Default specified in clause (f), (g) or (h) above, without any notice to the Borrower or any other act by the Lender, the Loan shall become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower.


                          ARTICLE VII

                         MISCELLANEOUS

           SECTION  7.1   Notices.   All
notices, requests and other communications to any party hereunder shall be in writing (including bank wire, facsimile transmission or similar writing) and shall be given to such party at its address or facsimile number set forth below:

           If to the Lender:

                Dundee Bancorp Inc.
                40 King Street West
                Scotia Plaza -- 55th Floor
                Toronto, Canada M5H 4A9
                Attention: Ray Benzinger
                TEL: (416) 365-5113
                FAX: (416) 363-4536
           with a copy to:

                Debevoise & Plimpton
                875 Third Avenue
                New York, NY  10022
                Attention:  Steven Ostner
                TEL:  212-909-6000
                FAX:  212-909-6836

           If to the Borrower:

                PMC International Inc.
                555 17th Street - 14th Floor
                Denver, Colorado 80202
                Attention:  Kenneth S. Phillips
                            Scott A. McKillop
                TEL:  303-292-1177
                FAX:  303-293-2152

           with a copy to:

                Holme Roberts & Owen LLP
                1700 Lincoln Street
                Denver, Colorado 80203
                Attention:  Linda K. Wackwitz
                TEL:  303-861-7000
                FAX:  303-866-0200

or such other address or facsimile number as such party may hereafter specify for the purpose by notice to the other party. Each such notice, request or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this Section 7.1.

           SECTION  7.2 No  Waivers;  Remedies   Cumulative.  No
failure  or delay by
the Lender in exercising any right, power or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

           SECTION   7.3    Expenses;    Documentary    Taxes;
Indemnification. (a) The Borrower shall be liable to pay on demand (i) all out-of-pocket expenses of the Lender, including the fees and disbursements of counsel to the Lender, in connection with the preparation of any waiver or consent under the Loan Documents or any amendment of any of the Loan Documents, or any Default or alleged Default hereunder and (ii) if an Event of Default occurs, all out-of-pocket expenses incurred by the Lender, including fees and disbursements of counsel, in connection with such Event of Default and collection, bankruptcy, insolvency and other enforcement proceedings resulting therefrom. The Borrower shall indemnify the Lender from and hold it harmless against any transfer taxes, documentary taxes, assessments or other similar charges made by any governmental authority by reason of the execution and delivery of any Loan Document.

           (b) The Borrower shall indemnify the Lender and hold it harmless from and against any and all liabilities, losses, damages, costs and expenses of any kind, including, without limitation, the reasonable fees and disbursements of counsel, that may be incurred by the Lender in connection with any investigative, administrative or judicial proceeding (whether or not the Lender shall be designated a party thereto) relating to or arising out of any Loan Document or any actual or proposed use of the proceeds of any Loan hereunder; provided that the Lender shall not have the right to be indemnified hereunder for its own gross negligence or willful misconduct as determined by a court of competent jurisdiction.

           SECTION  7.4  Amendments  and   Waivers.  Neither this
Agreement nor any provision
hereof may be amended, modified, waived or supplemented except by an instrument in writing signed by the Borrower and the Lender.

           SECTION  7.5  Successors  and   Assigns.
The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or otherwise transfer any of its rights under this Agreement without the prior written consent of the Lender.

           SECTION    7.6    GOVERNING    LAW;    VENUE    AND
JURISDICTION.
THE VALIDITY OF THIS AGREEMENT, THE CONSTRUCTION, INTERPRETATION AND ENFORCEMENT HEREOF AND THE RIGHTS OF THE PARTIES HERETO SHALL BE DETERMINED UNDER, GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK. THE BORROWER AGREES THAT ALL ACTIONS OR PROCEEDINGS ARISING IN CONNECTION WITH THIS AGREEMENT AND EACH OTHER "LOAN DOCUMENT" SHALL BE TRIED AND LITIGATED IN FEDERAL OR, IN THE ABSENCE OF FEDERAL SUBJECT MATTER JURISDICTION, STATE COURTS LOCATED IN THE STATE OF NEW YORK UNLESS SUCH ACTIONS OR PROCEEDINGS ARE REQUIRED TO BE BROUGHT IN ANOTHER COURT TO OBTAIN SUBJECT MATTER JURISDICTION OVER THE MATTER IN CONTROVERSY. EACH OF THE BORROWER AND THE LENDER WAIVES, TO THE FULLEST EXTENT PERMISSIBLE UNDER APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO ASSERT BY WAY OF MOTION, AS A DEFENSE OR OTHERWISE THE DOCTRINE OF FORUM NON CONVENIENS OR TO OBJECT TO
VENUE IN ANY PROCEEDING BROUGHT IN ACCORDANCE WITH THE IMMEDIATELY PRECEDING SENTENCE. SERVICE OF PROCESS, SUFFICIENT FOR PERSONAL JURISDICTION IN ANY ACTION AGAINST THE BORROWER, MAY BE MADE BY REGISTERED OR CERTIFIED MAIL, RETURN RECEIPT REQUESTED, TO ITS ADDRESS INDICATED IN SECTION 7.1.

           SECTION   7.7  WAIVER  OF  JURY   TRIAL.
EACH OF THE LENDER AND THE  BORROWER  HEREBY
IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL OR EQUITABLE ACTION, SUIT OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE OTHER "LOAN DOCUMENTS" OR ANY TRANSACTION CONTEMPLATED HEREBY OR THEREBY OR THE RELATIONSHIP ESTABLISHED HEREUNDER OR THEREUNDER.

           SECTION  7.8  Limitation  on   Interest.  Each  provision
in this  Agreement  and
each other Loan Document is expressly limited so that in no event whatsoever shall the amount paid, or otherwise agreed to be paid, by the Borrower for the use, forbearance or detention of the proceeds of the Loan under this Agreement or any other Loan Document or otherwise (including any sums paid as required by any covenant or obligation contained herein or in any other Loan Document which are for the use, forbearance or detention of such
money),   exceed  that  amount  of  money  which  would  cause  the
effective rate of interest to exceed the highest lawful rate permitted by applicable law (the "Highest Lawful Rate"), and all amounts owed under this Agreement and each other Loan Document shall be held to be subject to reduction to the effect that such amounts so paid or agreed to be paid which
are for the
use, forbearance or detention of money under this Agreement or such Loan Document shall in no event exceed that amount of money which would cause the effective rate of interest to exceed the
Highest  Lawful  Rate.   Notwithstanding   any  provision  in  this
Agreement or any other Loan Document to the contrary, if the maturity of the Loan or the Note is accelerated for any reason, or in the event of any prepayment of all or any portion of the
Loan or the Note by the Borrower or in any other event, earned interest on the Loan or the Note may never exceed the Highest Lawful Rate, and any unearned interest otherwise payable under the Note that is in excess of the Highest Lawful Rate shall be canceled automatically as of the date of such acceleration or prepayment or other such event and, if theretofore paid, shall, at the option of the holder of the Note, be either refunded to the Borrower or credited to the principal of the Note. In determining whether or not the interest paid or payable, under any specific contingency, exceeds the Highest Lawful Rate, the Borrower and the Lender shall, to the maximum extent permitted by Applicable Law, amortize, prorate, allocate and spread, in equal parts during the period of the actual term of this Agreement, all
interest  at  any  time  contracted  for,   charged,   received  or
reserved in connection with this Agreement.

           SECTION  7.9  Severability.   Any  provision  of  this
Agreement which is illegal, invalid, prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such illegality, invalidity, prohibition or unenforceability without invalidating or impairing the remaining provisions hereof or affecting the validity or enforceability of such provision in any other jurisdiction.

           SECTION  7.10  Counterparts;   Integration;  Section
Headings. This   Agreement   may  be  signed  in  any  number  of
counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement constitutes the entire agreement and understanding among the parties hereto and supersedes any and all prior agreements and understandings, oral or written, relating to the subject matter hereof. Except as otherwise indicated, references herein to any "Section" means a "Section" of this Agreement, and the table of contents and section headings in this Agreement are for purposes of reference only and shall not limit or define the meaning hereof.

           SECTION  7.11.   Confidentiality  of  Information.  The
Lender  agrees  (for
itself as a Lender hereunder and in its capacity as collateral agent or pledgee under any other Loan Document and for any assignee of the Lender's rights hereunder or under any other Loan Documents) that any information concerning the Borrower or any of its Subsidiaries furnished to the Lender (including in its capacity as collateral agent or pledgee under any other Loan Documents) by or on behalf of the Borrower or any of its Subsidiaries pursuant to the terms of this Agreement or any other Loan Document will be kept strictly confidential; provided that the foregoing shall not apply to information which (i) is already in possession of the Lender, if such information is not known to the Lender to be subject to another confidentiality agreement with or another obligation of secrecy to the Borrower, any of its Subsidiaries or another Person (including the Confidentiality Agreement dated April 13, 1998 between the Lender and the Borrower), (ii) is or becomes generally available to the public other than as a result of a disclosure by the Lender or any of its directors, officers, employees, agents, representatives or advisers, (iii) becomes available to the Lender on a non-confidential basis from a source other than the Borrower or any of its Subsidiaries or their respective directors, officers, employees, agents, representatives or advisers, if such source is not known by the Lender to be bound by a confidentiality agreement with or other obligation of secrecy to the Borrower or any of their Subsidiaries, or another Person, or (iv) is disclosed to a prospective assignee of the Lender in connection with the transfer or assignment of the Loans or any rights of the Lender under the Loan Documents, provided that such prospective transferee agree in advance to keep such information strictly confidential in accordance with the provisions of this
Section 7.11 and, if applicable, the Confidentiality Agreement dated April 13, 1998 between the Lender and the Borrower. Notwithstanding the foregoing, the Borrower acknowledges that the Lender disclose such information or portions thereof, and if so required, will disclose such information (A) at the request of governmental or self-regulatory agencies or other authorities,
(B) pursuant to subpoena or other court process, (C) to its independent auditors or (D) otherwise as required by law; provided that if the Lender is requested or required to disclose any such information to governmental or self-regulatory agencies or other authorities, pursuant to subpoena or other court process or otherwise as required by law, the Lender shall, if and to the extent reasonably practicable, provide the Borrower with prompt notice of such request or requirement, so that the Borrower may seek an appropriate protective order or other relief from such request or requirement.

           IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                               PMC INTERNATIONAL, INC.
                               By:  /S/ Scott A. MacKillop
                                 Name:
                                 Title:


                               DUNDEE BANCORP INC.


                               By:  /S/ Ray Benzinger
                                 Name:
                                 Title:

----------------------------------------------------------




                   PMC INTERNATIONAL, INC.,
                         as Borrower,



                              and



                     DUNDEE BANCORP INC.,
                           as Lender



                        LOAN AGREEMENT


                          $1,500,000



                        _______________


                   Dated as of July 7, 1998

                        _______________


----------------------------------------------------------

                     TABLE OF CONTENTS


                                                          Page

                       ARTICLE I DEFINITIONS
SECTION 1.1  Definitions.....................................1
SECTION 1.2  Accounting Terms and Determinations.............6

                        ARTICLE II THE LOAN
SECTION 2.1  Term Loan.......................................6
SECTION 2.2  The Note; Repayment of Principal................6
SECTION 2.3  Loan Record.....................................7
SECTION 2.4  Interest Rate...................................7
SECTION 2.5  Mandatory Prepayment of the Loan................7
SECTION 2.6  Optional Prepayments of the Loan................8
SECTION 2.7  Manner and Time of Payments.....................8
SECTION 2.8  Use of Proceeds.................................8

                       ARTICLE III CONDITIONS
SECTION 3.1  Conditions Precedent to the Loan................9

             ARTICLE IV REPRESENTATIONS AND WARRANTIES
SECTION 4.1  Corporate Organization, Etc....................10
SECTION 4.2  Due Authorization..............................11
SECTION 4.3  Litigation.....................................12
SECTION 4.4  Absence of Undisclosed Liabilities.............12
SECTION 4.5  Taxes..........................................13
SECTION 4.6  Title to Certain Properties....................13
SECTION 4.7  No Default.....................................13
SECTION 4.8  Investment Company.............................13
SECTION 4.9  Legal, Valid and Binding Agreements............13
SECTION 4.10  Compliance with ERISA.........................14
SECTION 4.11  Disclosure; Financial Statements..............14
SECTION 4.12  Compliance with Law...........................14
SECTION 4.13  Consents......................................14
SECTION 4.14  Patents, Copyrights, Permits and Trademarks...15

                        ARTICLE V COVENANTS
SECTION 5.1  Performance of Obligations.....................16
SECTION 5.2  Compliance with Laws...........................16
SECTION 5.3  Notice of Default and Event of Default.........16
SECTION 5.4  Report on Proceedings..........................16
SECTION 5.5  Financial Statements and Other Reports.........17

SECTION 5.6  Conduct of  Business  and  Preservation  of  Corporate
Existence, Etc..............................................18
SECTION 5.7  Inspection of Property; Books and Records......19
SECTION 5.8  Maintenance of Property; Insurance.............19
SECTION 5.9  Further Assurances; Additional
             Collateral Security............................20
SECTION 5.10  Indebtedness..................................20
SECTION 5.11  Limitation on Liens...........................21
SECTION 5.12  No Dividends..................................23
SECTION 5.13  Limitation on Investments.....................23
SECTION 5.14  Contingent Liabilities........................24
SECTION 5.15  Limitation on Leases..........................24
SECTION 5.16  Prohibition on Sale of Assets.................24
SECTION 5.17  Limitation on Prepayments of Debt.............24
SECTION 5.18  Subsidiaries..................................25
SECTION 5.19  Mergers, Disposition of Assets, Etc...........25
SECTION 5.20  Fiscal Year...................................25
SECTION 5.21  No Inconsistent Agreements....................25
SECTION 5.22  Use of Proceeds...............................25
SECTION 5.23  Transactions with Affiliates..................25

                        ARTICLE VI DEFAULTS
SECTION 6.1  Events of Default..............................26

                     ARTICLE VII MISCELLANEOUS
SECTION 7.1  Notices........................................30
SECTION 7.2  No Waivers; Remedies Cumulative................32
SECTION 7.3  Expenses; Documentary Taxes; Indemnification...32
SECTION 7.4  Amendments and Waivers.........................33
SECTION 7.5  Successors and Assigns.........................33
SECTION 7.6  GOVERNING LAW; VENUE AND JURISDICTION..........33
SECTION 7.7  WAIVER OF JURY TRIAL...........................33
SECTION 7.8  Limitation on Interest.........................33
SECTION 7.10  Counterparts; Integration; Section Headings...35
SECTION 7.11. Confidentiality of Information................35

SCHEDULES:
        Schedule 4.1 -  Subsidiaries
        Schedule 4.4 -  Certain Liabilities
        Schedule 4.6 -  Existing Liens
        Schedule 4.13 - Consents
        Schedule 5.1 -  Certain Contingent Obligations
        Schedule 5.10 - Existing Debt
        Schedule 5.11 - Existing Liens
        Schedule 5.14 - Guaranties
        Schedule 5.23 - Affiliate Transactions

EXHIBITS:
        Exhibit A - Form of Note
        Exhibit B - Form of Borrower Security Agreement
        Exhibit C - Form of Subsidiary Security Agreement
        Exhibit D - Form of Guarantee Agreement
        Exhibit E - Form of Pledge Agreement

EXHIBIT 10.7
                  BORROWER SECURITY AGREEMENT


           BORROWER SECURITY AGREEMENT, dated as of  July 9,
1998, between PMC International, Inc., a Colorado corporation (the "Company"), and Dundee Bancorp Inc., an
Ontario corporation, as collateral agent (the "Collateral
Agent").


                           RECITALS

           A. Pursuant to the Loan Agreement, dated as of July __, 1998 (as the same may be modified, supplemented or restated from time to time, the "Loan Agreement"), between the Company, as borrower, and Dundee Bancorp Inc., as lender (in such capacity, the "Lender"), the Lender has agreed to extend to the Company a loan in the amount of $1.5 million (the "Loan"), subject to the terms and conditions set forth in the Loan Agreement.

           B. In order to induce the Lender to enter into the Loan Agreement and to extend the Loan, the Company has agreed to enter into this Agreement to grant to the Collateral Agent a continuing perfected security interest in the Collateral (as defined in Section 1) to secure the performance of its obligations under the Loan Agreement, all upon the terms and conditions set forth in this Agreement.

           NOW THEREFORE, for good and valuable
consideration, the receipt and sufficiency of which are hereby acknowledged, the Company hereby agrees with the Collateral Agent as follows:

           Section 1.  Definitions.  Capitalized terms used
in this Agreement without definition have the meanings given to them in the Loan Agreement. The following terms, as used in this Agreement, have the following meanings:

           "Existing Liens" means the Liens existing on the Collateral as of the date hereof identified on Schedule
5.11 to the Loan Agreement, as granted to the Persons and pursuant to the agreements or instruments listed on such
Schedule 5.11 .

           "Secured Obligations" means (i) the full and prompt payment of the principal of and premium and interest on the Loan (including, without limitation, interest accruing after the date of any filing by the Company of any petition in bankruptcy or the commencement of any bankruptcy, insolvency or similar proceeding with respect to the Company), as and when the same becomes due and payable in accordance with the terms of the Loan Agreement, (ii) the payment of all other indebtedness and other amounts payable by the Company under the Loan Agreement, the Note, this Agreement

(including, without limitation, amounts due under Sections 10, 13 and 15 of this Agreement), and the other Loan Documents (including, without limitation, interest accruing after the date of any filing by the Company of any petition in bankruptcy or the commencement of any bankruptcy, insolvency or similar proceeding with respect to the Company), (iii) the due and punctual performance by the Company of and compliance by the Company with all its obligations under the Loan Agreement, the Note, this Agreement and all other Loan Documents, and (iv) any renewals or extensions of any of the foregoing.

           "Secured Parties" means Lender and each assignee of the Loan, as obligees of any or all of the Secured
Obligations, and their respective successors, and the Collateral Agent.

           "Security Interests" means the security interests in the Collateral granted pursuant to this Agreement securing the Secured Obligations.

           "Supplemental Documentation" means agreements, instruments, documents, financing statements, warehouse receipts, bills of lading, notices of assignment of accounts, schedules of accounts assigned, mortgages, writings, filings and any other written matter requested (whether or not required) by the Collateral Agent to perfect and maintain a perfected Lien upon, and (if applicable) a perfected first priority security interest in, any Collateral, and to assist the Collateral Agent's realization thereon (including, without limitation, the right to receive, endorse, and collect all instruments made payable to the Company representing any dividend, interest payment or other distribution or proceeds in respect of any Collateral).

           "UCC" means the Uniform Commercial Code as in effect on the date hereof in the State of New York;
provided, that if by reason of mandatory provisions of law, the perfection or the effect of perfection or non-perfection of the security interest granted hereunder in any Collateral is governed by the Uniform Commercial Code as in effect in a jurisdiction other than New York, "UCC" shall mean the Uniform Commercial Code as in effect in such other jurisdiction for purposes of the provisions hereof relating to such perfection or effect of perfection or non-perfection.

           Section 2. Grant of Security Interest. In order to secure full and timely payment of the Secured
Obligations, and to secure the performance of all of the other obligations of the Company under the Loan Documents, the Company hereby mortgages, pledges and assigns and transfers to the Collateral Agent and grants to the Collateral Agent, for the benefit of the Collateral Agent and the other Secured Parties, a continuing perfected security interest in, and a lien upon, all of the following property of the Company, in each case whether now owned or hereafter acquired or arising and regardless of where located (collectively, the "Collateral"), subject to no Liens other than Permitted Liens:

           (a)  All "accounts" (as defined in the UCC),
      including all accounts receivable, contract rights, book debts, notes, drafts and other obligations or indebtedness owing to the Company arising from the sale, lease or exchange of goods or other property by it and/or the performance of services by it (including, without limitation, any such obligation that might be characterized as an account, contract right or general intangible under the Uniform Commercial Code in effect in any jurisdiction) and all of the Company's rights in, to and under all purchase orders for goods, services or other property, and all of the Company's rights to any goods, services or other property represented by any of the foregoing and all monies due to or to become due to the Company under all contracts for the sale, lease or exchange of goods or other property and/or the performance of services by it (whether or not yet earned by performance on the part of the Company), including, without limitation, the right to receive the proceeds of said purchase orders and contracts and all collateral security and guarantees of any kind given by any Person with respect to any of the foregoing (collectively, "Accounts");

           (b) All goods, merchandise, and other personal property that may at any time be held for sale or lease or to be furnished under any contract of service, be so leased or furnished, or constitute raw materials, work in process, finished goods, supplies or materials and all other "inventory" (as defined in the UCC) of whatsoever kind and nature that are or might be used or consumed in business or in connection with the manufacture, packing, shipping, advertising, selling, leasing or finishing of such goods, merchandise and other personal property, together with all attachments, accessories, replacements, substitutions, additions and improvements to any of the foregoing (collectively, "Inventory");

           (c) All "general intangibles" (as defined in the UCC) including, without limitation, (i) all obligations or indebtedness owing to the Company (other than Accounts and Instruments (as hereinafter defined)) from whatever source arising, (ii) all rights or claims in respect of refunds for taxes paid, (iii) all rights in business or operating licenses and permits, to the extent permitted by law, (iv) all rights, whether by contract or otherwise, to receive or obtain water, electricity, natural gas or any other resource or utility, (v) all warranty, indemnification, or contractual rights and claims of any sort and (vi) all choses or things in action, goodwill, licenses, leases, computer programs, tapes or discs, and tax refund claims;

           (d) All "documents" (as defined in the UCC) or receipts covering, evidencing or representing goods;

           (e)  All "instruments", "chattel paper" or
      "letters of credit" (each as defined in the UCC) evidencing, representing, arising from or existing in respect of, relating to, securing or otherwise supporting the payment of, any of the Accounts, including, without limitation, promissory notes, drafts, bills of exchange and trade acceptances
      (collectively, "Instruments");

           (f) All "equipment" (as defined in the UCC) now owned or hereafter acquired by the Company, including, without limitation, all machinery, equipment, tools, furniture, fixtures, and any other goods other than Inventory, together with any and all additions, substitutions and replacements of any of the foregoing, and all attachments, components, parts (including spare parts), equipment and accessories installed thereon or affixed thereto;

           (g)  All patents, copyrights, service marks,
      trademarks and trade names, including registrations and applications to register or renew the registration of any of the foregoing, and inventions, processes, designs, formulae, trade secrets, know-how, confidential information, computer software and programs (including source codes), data and documentation, and all similar intellectual property rights, tangible embodiments of any of the foregoing (in any medium, including electronic media), and licenses of any of the foregoing; other than source codes for computer software and programs designed for clients or customers of the

      Borrower or its
      Subsidiaries that have been placed in escrow or similar arrangement for the benefit of such clients or customers or may be so placed in the ordinary course of business consistent with past practice;

           (h) All rights and claims of the Company in, to or under all policies of insurance covering any of the Collateral, including, but not limited to, insurance for fire, damage, loss, and casualty, together with the proceeds, products, renewals, and replacements thereof, including prepaid or unearned premiums;

           (i) All books and records (including, but not limited to, credit files, computer programs, printouts and other computer materials and records) relating to any of the foregoing and all customer lists and advertising materials relating to the Company's business; and

           (j) Without in any way limiting the foregoing and to the extent not otherwise included in the foregoing,
      (x) any and all products and proceeds of any of the foregoing (including, but not limited to, any claims of the Company against third parties relating to or in connection with the Collateral), whether derived from voluntary or involuntary disposition, and all renewals, replacements, substitutions, additions, accessions, rents, issues, royalties, and profits of any of the foregoing, and (y) all cash and bank deposit accounts, wherever located.

           Section 3.  Warranties, Covenants and Agreements
of the Company. The Company represents, warrants and covenants that:

           (a) Except for the Security Interests and the Existing Liens and except as permitted by the Loan
Agreement, the Company is the owner and holder of, and has rights in and good title to, the Collateral free from any Lien of any Person, other than the Collateral Agent, and at all times the Collateral shall be and remain free of all such Liens.

           (b) The Company has requisite corporate power and authority to execute and deliver this Agreement and to sell, assign and transfer, as the case may be, the Collateral to the Collateral Agent and to grant to the Collateral Agent a valid, perfected security interest in the Collateral as contemplated by this Agreement, subject to no Liens other than Permitted Liens; the execution and delivery of this Agreement and the sale, assignment and transfer, as the case may be, of the Collateral and the grant of a valid, perfected security interest in the Collateral as contemplated by this Agreement, have been duly authorized by all necessary corporate action; this Agreement and all related documents executed by or on behalf of the Company pursuant to this Agreement have been duly executed and delivered by the Company; and the Company shall defend the Collateral against all claims and demands of all Persons at any time claiming the same or any interest therein.

           (c)  Except for the financing statements and
security agreements identified on Schedule 5.11 to the Loan Agreement with respect to the Existing Liens, the Company has not heretofore signed any financing statement or security agreement that covers any of the Collateral, and no such financing statement or security agreement is now on file in any public office in any jurisdiction.

           (d) As long as any amount remains unpaid on any of the Secured Obligations, the Company shall not enter into or execute, or permit to be on file in any public office in any jurisdiction, any security agreement or financing statement covering the Collateral, other than any
(i) security agreements and financing statements in favor of the Secured Parties hereunder and (ii) security agreements and financing statements in respect of Permitted Liens.

           (e) The Company authorizes the Collateral Agent to file, in the Collateral Agent's discretion and at the Company's expense, in jurisdictions where this authorization will be given effect, financing statements and continuation statements covering the Collateral signed only by the Collateral Agent, and hereby appoints the Collateral Agent as the Company's attorney-in-fact to sign and file any such financing statements and continuation statements covering the Collateral. The Company shall, at its expense, execute, deliver, file and record any such documents, assignments, agreements, or statements (including, without limitation, financing and continuation statements under the UCC) and take any other action that from time to time may be necessary or desirable, or that the Collateral Agent may request, in order to create, preserve, perfect, confirm or validate the Security Interests granted hereunder or to enable the Secured Parties to obtain the full benefits of, or to enforce their rights, powers and remedies under, this Agreement; and the Collateral Agent may, at any time or times, file as a financing statement any counterpart, copy or reproduction of this Agreement.

           (f)   Except for the Accounts identified on
Schedule 5.11 to the Loan Agreement as being subject to a Lien, the Company shall not transfer, sell or hypothecate any Account except upon the prior written consent of the Collateral Agent.
           (g) The Company's chief executive office and principal place of business is in Denver, Colorado and Inventory and all books and records relating to the Collateral (including, but not limited to, credit files, computer programs, printouts, other computer materials, and records, and all customer lists, advertising materials and reservations systems) are located only at the locations set forth in Schedule I to this Agreement. The Company shall not change its name, the location of its chief executive office or principal place of business, or remove Collateral or such books and records to locations that are not set forth in such Schedule I, unless the Company shall have given the Collateral Agent prior written notice thereof and taken all action (or made arrangements to take such action substantially simultaneously with such change if it is impracticable to take such action in advance) necessary or reasonably requested by the Collateral Agent to amend each financing statement or continuation statement so that it is not seriously misleading, or so as to cause the Collateral Agent to continue to maintain its lien on, and security interest in, the Collateral subject only to Permitted
Liens.   Notwithstanding the foregoing, if for any reason
Inventory is at any time kept or located at locations other than those specified in Schedule I to this Agreement or which may hereafter be consented to by the Collateral Agent, the Collateral Agent shall nevertheless have and retain a security interest therein.

           (h)  With respect to products and proceeds
included in the Collateral, any and all material amounts of cash included in the Collateral shall promptly be deposited only into such accounts at banking institutions with offices in Denver, Colorado (i) as the Company may from time to time designate and (ii) at all times following the date which is 30 days after receipt of a written request to that effect from the Collateral Agent, which request is made after a default or an Event of Default shall have occurred and be continuing, as shall have a lock-box agreement, in form reasonably satisfactory to the Collateral Agent (a "Lock-Box Agreement"), in full force and effect. Upon receipt of such request, the Company shall promptly enter into deposit arrangements and a Lock-Box Agreement with a banking institution reasonably acceptable to the Collateral Agent.

           (i) Except for Permitted Liens and the asset dispositions permitted under Section 5.16 of the Loan
Agreement (and then only to the extent permitted under the Loan Agreement), the Company shall not sell or otherwise transfer or encumber or dispose of the Collateral or any interest therein without the prior written consent of the Collateral Agent.

           (j) The Company shall not release or surrender any guarantee, suretyship agreement or security for any Accounts at any time or times except in the ordinary course of business consistent with historical collection practices.

           (k)  If any certificates of title or similar
documents are at any time issued or outstanding with respect to any Inventory, the Company shall promptly advise the Collateral Agent thereof, and the Company shall promptly cause the interest of the Collateral Agent to be properly noted thereon, and if any certificates of title or similar documents are so issued or outstanding at the time this Agreement is executed by or on behalf of the Company, then the Company shall have caused the interest of the Collateral Agent so to have been properly noted at or before the time of such execution; and the Company shall further promptly deliver to the Collateral Agent any such certificate of title or similar document.

           (l) The Company shall promptly deliver or cause to be delivered to the Collateral Agent, duly endorsed in a manner reasonably satisfactory to the Collateral Agent, all Instruments, if any, at any time representing all or any of the Collateral to be held as Collateral pursuant to this Agreement.

           (m) The Company shall use diligent commercially reasonable efforts consistent with past practice to cause to be collected from their respective account debtors, as and when due, any and all amounts owing under or on account of each Account (including, without limitation, Accounts that are delinquent, such Accounts to be collected in accordance with lawful collection procedures) and shall apply forthwith upon receipt thereof all such amounts as are so collected to the outstanding balance of such Account. Subject to the rights of the Collateral Agent and the other Secured Parties, if no Event of Default has occurred and is continuing, the Company may allow, in the ordinary course of business as adjustments to amounts owing under such Accounts, (i) an extension or renewal of the time or times of payment, or settlement for less than the total unpaid balance, which the Company finds appropriate in accordance with sound business judgment and (ii) a refund or credit due as a result of returned or damaged merchandise or inadequately rendered service, all in accordance with the Company's ordinary course of business consistent with historical collection practices. The costs and expenses (including, without limitation, attorneys' fees) of collection, whether incurred by the Company or the Collateral Agent, shall be borne by the Company.

           (n)  The Company shall not amend, modify,
terminate or waive any provision of any agreement, contract or other instrument giving rise to an Account or otherwise constituting Collateral, except for amendments, modifications, terminations or waivers which would not adversely affect the Secured Parties and except that the Company may amend, modify, terminate or waive provisions of agreements, contracts or other instruments giving rise to Accounts or otherwise constituting collateral in the ordinary course of business.

           Section 4.  Further Assurances as to the
Collateral; Collateral Agent as Attorney-In-Fact. At the Collateral Agent's request, the Company shall execute and deliver to the Collateral Agent, at any time or times hereafter, all Supplemental Documentation, in form and substance reasonably acceptable to the Collateral Agent, and the Company shall pay the costs of any recording or filing thereof. The Company hereby irrevocably makes, constitutes, and appoints the Collateral Agent (and all Persons designated by the Collateral Agent for that purpose) as the Company's true and lawful attorney (and agent-in-fact) to sign the name of the Company on any Supplemental Documentation and to deliver any Supplemental Documentation to such Persons as the Collateral Agent, in its sole discretion, may elect; provided, that if no Event of Default shall have occurred and be continuing the Collateral Agent shall not, in the case of Supplemental Documentation other than financing statements, exercise the power of attorney granted in this Section 4 to sign and deliver such Supplemental Documentation unless the Company has failed to sign and deliver such Supplemental Documentation promptly after the Collateral Agent has reasonably requested it to do so. The Company agrees that a photocopy or other reproduction of this Agreement or of a financing statement is sufficient as a financing statement.

           Section 5.  Assignment of Security Interest.  If
at any time the Company
shall take and perfect a security
interest in any property of an Account debtor or any other
Person to secure payment and performance of an Account, the Company shall promptly assign such security interest to the Collateral Agent. Such assignment need not be filed of public record unless necessary to continue the perfected status of the security interest against creditors of and transferees from the Account debtor or other Person granting the security interest.

           Section 6.  Maintenance of Records; Additional
Information.  (a)    The Company will keep and maintain, at
its own cost and expense, satisfactory and complete records of the Collateral.

           (b) The Company shall furnish to the Collateral Agent from time to time such additional information and copies of such documents relating to this Agreement, the Collateral, the Secured Obligations and the Company's financial condition as the Collateral Agent may reasonably request. The Company will promptly report to the Collateral Agent any occurrence or condition known to or which becomes known to the Company having any material adverse effect upon the fair market value of the Inventory or the Accounts.

           Section 7. Inspection and Verification. The Collateral Agent and such Persons as the Collateral Agent may reasonably designate shall have the right, in connection with the Loan or the Secured Parties' security interest in the Collateral, during the Company's usual business hours upon reasonable prior notice and as often as may be reasonably requested, subject to any confidentiality agreements existing between the Borrower and third parties,
(i) to inspect the Collateral, all books and records related thereto (and to make extracts and copies from such records, subject to reasonable objection by the Company and the terms of Section 7.11 of the Loan Agreement), and the premises upon which any of the Collateral is located, (ii) to discuss the Company's affairs with the officers of the Company and its independent accountants, and (iii) to verify under reasonable procedures the validity, amount, quality, quantity, value and condition of or any other matter relating to the Collateral (including, without limitation, Collateral in the possession of a third Person and contacting Account debtors or a third Person possessing such Collateral for the purpose of making such a verification); provided, that reimbursement of expenses incurred by or on behalf of the Collateral Agent in connection therewith shall be governed by Section 7.3 of the Loan Agreement;

provided, further, that so long as a Default or an Event of Default has not occurred and is not continuing, the Collateral Agent may contact the creditors, customers and clients of the Borrower and its Subsidiaries only with the prior consent of the Borrower (which consent will not be unreasonably withheld). The Collateral Agent shall have the absolute right to share any information it gains from such inspection or verification with any other Secured Party, subject to the terms of Section 7.11 of the Loan Agreement.

           Section 8.  Rights and Remedies Upon Default.  If
an Event of Default has occurred and is continuing:

           (a)  The Collateral Agent shall have and may
exercise in respect of the Collateral and the Secured Obligations any or all of the rights and remedies of a secured party under the UCC, and as otherwise granted in this Agreement or under any other Applicable Law or under any other agreement of the Company now or hereafter in effect, including, without limitation, the right and power to sell, at public or private sale or sales, or otherwise dispose of, or otherwise utilize the Collateral and any part or parts thereof in any manner authorized or permitted under the UCC after default by a debtor, and to apply the proceeds thereof as specified in Section 9 of this Agreement.
Without limiting the foregoing, the Collateral Agent shall have the right to take possession of all or any part of the Collateral (including, without limitation, all books, records, papers and documents of the Company or in the Company's possession or control relating to the Collateral which are not already in the Collateral Agent's possession), and for such purpose may enter upon any premises upon which any of the foregoing are situated and remove the same therefrom without any liability for trespass or damages thereby occasioned. To the extent permitted by Applicable Law, the Company expressly waives any notice of sale or other disposition of the Collateral; and to the extent any such notice is required and cannot be waived, the Company agrees that if such notice is given in the manner provided in Section 26 hereof at least 15 days before the time of the sale or disposition, such notice shall be deemed reasonable and shall fully satisfy any requirement for giving of said notice. The Collateral Agent may impose any limitations and conditions in connection with any such sale or disposition as the Collateral Agent deems advisable or necessary to comply with Applicable Law; and the Collateral Agent shall not be obligated to make any sale of Collateral regardless of notice of sale having been given and may adjourn any public or private sale. The Collateral Agent reserves the right to reject any and all bids at such sale that in its commercially reasonable discretion it shall deem inadequate. The

Company shall execute and deliver such
documents as the Collateral Agent deems advisable or necessary in order that any such sale or disposition be made in compliance with Applicable Law.

           (b)  The Company hereby waives all rights to
marshall the assets of the Company, including any such right with respect to the Collateral.

           (c) All recitals in any instrument of assignment or any other instrument executed by the Collateral Agent incident to sale, lease, transfer, assignment or other disposition, lease or utilization of the Collateral or any part thereof hereunder shall be sufficient proof of the matters stated therein and no other proof shall be requisite to establish full legal propriety of the sale or other action taken by the Collateral Agent or of any fact, condition or thing incident thereto and all prerequisites of such sale or other action or of any fact, condition or thing incident thereto shall be presumed to have been performed or to have occurred.

           (d)(i) The Collateral Agent shall have the right to take control of all proceeds of the Collateral (whether cash proceeds or non-cash proceeds) and to notify any and all account debtors, lessees, or other obligors to make payment on any and all accounts, leases, or obligations directly to the Collateral Agent; and, in such circumstances, the Company shall, upon the request of the Collateral Agent, likewise notify any and all such account debtors, lessees or other obligors to make payment directly to the Collateral Agent. Upon demand by the Collateral Agent at any time following the occurrence of an Event of Default, all proceeds of Accounts, whether such proceeds be cash proceeds or non-cash proceeds, received by the Company and not otherwise deposited in an account provided for in Section 3(h)(ii), shall be held in trust by the Company for the account of the Collateral Agent, shall not be commingled with any other funds, accounts, monies or property of the Company, and shall be accounted for, paid over, transmitted and delivered to the Collateral Agent in the form as received by the Company promptly upon receipt thereof by the Company.

           (ii) At any time after demand as hereinabove provided, and in any event without demand, after any of the Secured Obligations shall become due, whether by acceleration or otherwise, the Collateral Agent shall have the right in its own name or in the name of the Company to demand, collect, receive, sue for, compound and give acquittance for, any and all amounts due or to become due on the Accounts and to endorse the name of the Company on all checks, drafts, commercial paper and other instruments given in payment or part payment thereof, and in its discretion to settle, compromise, prosecute or defend any action, claim or proceeding with respect thereto which the Collateral Agent may deem necessary or appropriate to protect and preserve and realize upon the Security Interest and collateral assignment of the Collateral Agent in the Accounts and the proceeds thereof and security therefor including, without limitation, the right to sell, assign, pledge, transfer and make any agreement respecting or otherwise deal with the Accounts and to exercise all rights of the Company thereunder.

           (e)  All proceeds of Inventory, whether cash
proceeds or non-cash proceeds, including, without limitation, proceeds that constitute Accounts or that are included in the Collateral as Accounts, and proceeds that represent the proceeds of Accounts, received by the Company and not otherwise deposited in an account provided for in
Section 3(h)(ii), shall be held in trust by the Company for the account of the Collateral Agent, shall not be commingled with any other funds, accounts, monies or property of the Company, and shall be accounted for, paid over, transmitted and delivered to the Collateral Agent in the form as received by the Company promptly upon receipt thereof by the Company.

           Section 9. Application of Proceeds. Any monies or property actually received by the Collateral Agent pursuant to the exercise of any rights or remedies referred to in Section 8 of this Agreement (including the sale or other disposition of any portion of the Collateral) shall be applied in the following order:

           First, to payment of the costs and expenses of such sale or other realization, including reasonable compensation to agents and counsel for the Collateral Agent, and all expenses, liabilities and advances incurred or made by the Collateral Agent in connection therewith, and any other unreimbursed expenses for which the Collateral Agent or any Secured Party is to be reimbursed pursuant to the Loan Agreement or Section 10, 13 or 15 of this Agreement;

           Second, to the ratable payment of accrued but unpaid interest on the

      Secured Obligations in
      accordance with the provisions of the Loan Agreement;

           Third, to the ratable payment of unpaid principal of the Secured Obligations;

           Fourth, to the ratable payment of all other
      Secured Obligations, until all Secured Obligations shall have been paid in full;

           Fifth, to the ratable payment of such amounts, if any, as shall be required to be paid pursuant to
      Section 9-504(1)(c) of the UCC and any similar provision of Applicable Law; and

           Finally, to payment to Company or its successors or assigns, or as a court of competent jurisdiction may direct, of any surplus then remaining from such proceeds.

           Section 10.  Reimbursement of Collateral Agent.
The Company shall forthwith upon demand pay to the Collateral Agent:


           (a) The amount of any taxes that the Collateral Agent may have been required to pay by reason of the Security Interests or to free any of the Collateral from any Lien thereon; provided, that so long as no Event of Default has occurred and is continuing, Company shall not be obligated to pay or discharge any such tax or Lien so long as the amount, validity or applicability thereof is contested diligently in good faith and by appropriate proceedings and so long as any reserves or other appropriate provisions as may be required by generally accepted accounting principles shall have been made therefor.

           (b) The amount of any and all costs and expenses, including the reasonable fees and disbursements of counsel and of any other experts, that the Collateral Agent reasonably may incur in connection with (i) the administration or enforcement of this Agreement, including such expenses as are incurred to preserve the value of the Collateral and the validity, perfection, rank and value of any Security Interest, (ii) the collection, sale or any other disposition of any of the Collateral, (iii) the exercise by the Collateral Agent of any of the rights conferred upon it hereunder or
      (iv) any default or Event of Default.

           Any such amount not paid within five Business Days following written demand therefor shall bear interest at a rate equal to the rate specified in Section 2.4(b) of the Loan Agreement. This Section 10 shall survive the termination of this Agreement.

           Section 11. Exculpatory Provisions. (a)Neither the Collateral Agent nor any of its officers, directors, employees or agents shall be liable to the Company for any action lawfully taken or omitted to be taken by them under or in connection with this Agreement. The Collateral Agent shall not be responsible in any manner to any of the other Secured Parties for the value, validity, due execution, genuineness, effectiveness, legality, enforceability or sufficiency of this Agreement, the Loan Agreement or all or any portion of the Collateral, or any of the certificates, documents or instruments contemplated by the foregoing, or for the failure of the Company or any other party to perform its obligations under them or for any recitals, statements, representations or warranties made by the Company in this Agreement or for the value, sufficiency, title or condition of all or any portion of the Collateral. The Collateral Agent shall not be under any obligation to any of the other Secured Parties to ascertain or to inquire as to the performance or observance on the part of the Company of any of the terms, covenants or conditions of any agreements or to inspect the properties, books or records of the Company or to ascertain or to inquire as to the financial condition of the Company.

           (b) The Collateral Agent shall not be responsible to any Person for the existence, genuineness or value of any of the Collateral or for the validity, perfection, priority or enforceability of the Security Interests in any of the Collateral, whether impaired by operation of law or by reason of any action or omission to act on its part hereunder. The Collateral Agent shall have no duty to any Person to ascertain or inquire as to the performance or observance of any of the terms of this Agreement by the Company.

           (c) The Collateral Agent shall be deemed to have exercised reasonable care in the custody and preservation of the Collateral in its possession if the Collateral is accorded treatment substantially equal to that which the Collateral Agent accords its own property, it being understood that neither the Collateral Agent nor any other Secured Party shall have any responsibility for (i) ascertaining or taking action with respect to exchanges, maturities, tenders or other matters relative to any Instruments, whether or not the Collateral Agent has or is deemed to have knowledge of such matters, or (ii) taking any necessary steps to preserve rights against any parties with respect to any portion of the Collateral.

           Section 12. Secured Parties' Right of Set-Off and Bankers' Lien. The Company recognizes and agrees that with respect to any time or other deposit, certificate of deposit or any other balance of account standing to the credit of the Company on the books of the Collateral Agent or any other Secured Party, the Collateral Agent or the Collateral Agent through a Secured Party has a right of set-off and, to the extent any Secured Party is a banking institution or of a character otherwise qualified to assert the same, a bankers' lien to the full extent permitted by law. The Company further agrees that the Secured Parties may exercise such right of set-off or bankers' lien at any time when an Event of Default shall have occurred and is continuing, regardless of the stated maturity of any time deposit or other such credit balance.

           Section 13.  Other Expenses.  (a)   In the event
the Company fails to pay or obtain the discharge of any claim or Lien asserted against any material portion of the Collateral, other than a Permitted Lien, the Company shall so notify the Collateral Agent in writing and, regardless of whether such notice is given, the Collateral Agent may, at any time or times, in its discretion and without waiving any Event of Default or waiving or releasing any obligation or duty of the Company under this Agreement or any Supplemental Documentation, the Loan Agreement or any other Loan Document, make such payment or any part thereof or obtain such discharge or take any other action with respect thereto that the Collateral Agent deems advisable.

           (b) In the event that the Company fails to comply with any provision of the Loan Agreement, this Agreement or any other Loan Document, such that the value of any Collateral or the validity, perfection, rank or value of any security interest granted hereunder is thereby diminished or put at risk, the Collateral Agent may, but shall not be required to, effect such compliance on behalf of the Company.

           (c)  In the event the Company fails to pay
promptly all insurance expenses relating to the Collateral, any and all expenses of protecting, storing, warehousing, appraising, insuring, handling, maintaining and shipping the Collateral, any and all excise, property, sales and use taxes imposed by any state, federal or local authority on any of the Collateral other than taxes that are being contested as permitted by Section 10(a) hereof, or any and all expenses in respect of the sale or other disposition of the Collateral, the Collateral Agent may, at its option, but shall not be required to, pay the same.

           (d) The Company shall reimburse the Collateral Agent on demand for all amounts so paid, incurred or advanced by the Collateral Agent pursuant to subsections (a), (b) and (c) of this Section 13, for any and all other sums for which the Company may become liable hereunder, and for all costs, fees and expenses (including reasonable attorneys' fees, legal expenses and court costs) incurred by the Collateral Agent in enforcing or protecting the Security Interests granted hereunder or any of the Collateral Agent's rights or remedies on behalf of the Secured Parties under this Agreement, and all such amounts, sums, costs, fees and expenses, together with interest thereon at the rate required by Section 2.4(a) of the Loan Agreement, shall, until paid to the Collateral Agent, be additional Secured Obligations hereunder.

           Section 14.  Absolute Interest.  (a)     All
rights of the Collateral Agent hereunder, and all obligations of the Company hereunder, shall be absolute and unconditional irrespective of (i) any lack of validity or enforceability of any provision of the Loan Agreement or any other Loan Document, any agreement with respect to the Secured Obligations or any other agreement or instrument relating to any of the foregoing, (ii) any change in the time, manner or place of payment of or in any other term of, all or any of the Secured Obligations, or any other amendment or waiver of or any consent to any departure from the Loan Agreement, any other Loan Document or any other agreement or instrument or (iii) any exchange, release or nonperfection of any Collateral, or any release or amendment or waiver of or any consent to or departure from any guarantee, for all or any of the Secured Obligations or this Agreement.

           (b) This Agreement shall not be construed as relieving the Company from full liability on the Secured
Obligations or any and all future and other indebtedness secured hereby or for any deficiency thereon.

           (c)  Following an Event of Default, the Collateral
Agent shall be subrogated to all of the Company's interests, rights and remedies in respect to the

Collateral and all
security now or hereafter existing with respect thereto and all guaranties and endorsements thereof and with respect thereto.

           Section 15.  Indemnity.  (a)   In addition to the
payments pursuant to Sections 10 and 13, the Company shall indemnify, defend and hold harmless the Collateral Agent and the other Secured Parties and the officers, directors, employees and agents of the Secured Parties (collectively, the "Indemnitees") from and against, and pay or reimburse the Indemnitees for, (i) any and all taxes, and all other assessments or charges made by any governmental authority, relating to the execution and delivery of this Agreement, and (ii) any and all liabilities, losses, damages, penalties, judgments, suits, claims, costs and expenses of any kind or nature whatsoever (including, without limitation, the reasonable fees and disbursements of a single counsel) in connection with (A) any breach of a representation, warranty or covenant hereunder or (B) any investigative, administrative or judicial proceeding, whether or not such Indemnitee shall be designated a party thereto, which may be imposed on, incurred by or asserted against such Indemnitee, in any manner relating to or arising out of or in connection with this Agreement (collectively, the "Indemnified Liabilities"), and to reimburse each Indemnitee, upon its demand as incurred for any cost or expenses (including, without limitation, the reasonable fees, expenses and disbursements of a single counsel) incurred in connection with investigating, defending or preparing to defend or participating (including as a witness) in any investigative, administrative or judicial proceeding whether or not such Indemnitee shall be designated a party thereto, whether commenced or threatened, with respect to any such actual, alleged or threatened liability, loss, damage, penalty, judgment, suit, claim, cost or expense; provided that no Indemnitee shall have a right to be indemnified hereunder for its own gross negligence or willful misconduct as determined by a court of competent jurisdiction.

           (b)(i) The Collateral Agent shall or shall cause each Indemnitee to notify the Company promptly of each event of which it has knowledge which may give rise to a claim under the indemnification provisions of this Section 15; provided, that the failure so to notify the Company shall not impair the Company's obligations under this Section 15 except to the extent the defense of such claim is actually prejudiced thereby.

           (ii) If any investigative, judicial or
      administrative proceeding or arbitration arising from any of the foregoing is brought against any Indemnitee, the Company shall assume the defense thereof on behalf of such Indemnitee, including the employment of counsel reasonably satisfactory to such Indemnitee and payment of all expenses relating thereto. The Indemnitee shall have the right to employ separate counsel in any such proceeding or arbitration and participate in the defense thereof; provided, that the fees and expenses of such separate counsel shall be at the expense of the Indemnitee, rather than the Company, unless (A) the employment of such separate counsel has been specifically authorized by the Company or (B) the named parties to any such action (or any impleaded parties), or the Indemnitee, shall have been advised by its counsel that there may be one or more legal defenses available to the Indemnitee which are different from or additional to those available to the Company. If the provisions of clause (B) immediately above are met, the Company shall not have the right to assume the defense of such action on behalf of the Indemnitee. The Company shall not be liable for any settlement of any such proceeding effected without the written consent of the Company, but if settled with the written consent of the Company or if there is a final judgment for the plaintiff in any such action, the Company shall indemnify and hold harmless the Indemnitee from and against any loss or liability by reason of such settlement or judgment. The Company shall not enter into any settlement of, or consent to the entry of any judgment with respect to, any actual or alleged Indemnified Liabilities without the prior written consent of the Indemnitee, unless such settlement or judgement (x) includes an unconditional release of the Indemnitees from all liabilities arising out of such actual or alleged Indemnified Liability and
      (y) does not include a statement as to or an admission of fault, culpability or a failure to act by or on behalf of any Indemnitee.

           (iii)At any time after the Company has assumed the defense of any proceeding in respect of which indemnity has been sought hereunder against the Company, the Indemnitee may elect, by written notice to the Company, to withdraw its request for indemnity and thereafter the defense of such proceeding shall be maintained by counsel of the Indemnitee's choosing and at the Indemnitee's expense.

           (iv) To the extent that the undertaking to indemnify, pay and hold harmless set forth in the preceding provisions may be unenforceable because it is violative of any law or public policy, the Company shall make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under Applicable Law. All Indemnified Liabilities shall be payable on demand.

           (c)  The obligations of the Company under this
Section 15 shall survive the termination of this Agreement and the discharge of the Company's other obligations hereunder.

           Section 16. No Waiver; Cumulative Remedies. No action or inaction of the Collateral Agent will be deemed to waive any of the rights, powers or remedies of the Collateral Agent hereunder except pursuant to a writing, signed by the Collateral Agent, and then only to the extent expressly set forth therein. A waiver by the Collateral Agent of any right, power or remedy on any one occasion will not bar the exercise of any right, power or remedy hereunder on any future occasion. No failure of the Collateral Agent to exercise nor delay of the Collateral Agent in exercising any right, power or remedy will preclude the exercise of any other right, power or remedy. If the Collateral Agent accepts payment of any amount secured hereby after its due date, it will not thereby be deemed to have waived its right to require prompt payment when due of all other amounts payable hereunder. Each right, power and remedy of the Collateral Agent provided for in this Agreement or now or hereafter existing at law or equity or by statute or otherwise is cumulative and concurrent and is in addition to every other such right, power or remedy of the Collateral Agent, and the exercise of any one or more of any such rights, powers or remedies with respect to any of the Collateral will not preclude the simultaneous or later exercise by the Collateral Agent of any other right, power or remedy with respect to any other Collateral.

           Section 17. Appointment of Co-Agents. At any time or times, in order to comply with any legal requirement in any jurisdiction, the Collateral Agent may appoint a bank or trust company or one or more other Persons, either to act as co-agent or co-agents, jointly with the Collateral Agent, or to act as separate, agent or agents on behalf of the Secured Parties with such power and authority as may be necessary for the effectual operation of the provisions hereof and may be specified in the instrument of appointment (which may, in the discretion of the Collateral Agent, include provisions for the protection of such co-agent or separate agent).

           Section 18. Termination of Security Interests; Release of Collateral. (a) Upon the payment in full of the outstanding principal amount of, and all premium, if any, and accrued interest on the Loan in accordance with the Loan Agreement and payment or satisfaction of all other Secured Obligations, the Security Interests shall terminate and all rights to the Collateral shall revert to the Company. Upon any such termination of the Security Interests, the Collateral Agent will, at the expense of the Company, execute and deliver to the Company such documents, and take such other actions, as the Company shall reasonably request to effect or evidence the termination of the Security Interests or the release of such Collateral, as the case may be.

           (b) If at any time a payment of the Loan or any of the other Secured Obligations is rescinded or must otherwise be returned upon the insolvency, bankruptcy or reorganization of the Company or otherwise, the provisions of this Agreement and the security interest created hereby shall continue to be effective or be reinstated, as the case may be, all as though such payment had not been made.

           Section 19.  Contracts Not Assignable.  Any
provision in this Agreement to the contrary notwithstanding, this Agreement shall not constitute an agreement to assign or grant a security interest in any agreement, if an attempted assignment thereof or grant of security interest therein, without the consent of a third party thereto, would constitute a termination or breach thereof (including, without limitation, any contract for investment advisory services that would be so terminated or breached). From time to time at the request of the Collateral Agent, the Company shall use its best efforts to obtain the consent to the assignment and the Lien granted or purported to be granted hereunder of the parties to such agreements. If such consent is not obtained, or if an attempted assignment thereof or grant of security interest therein would not be effective or would affect the rights of the Company thereunder so that the Secured Parties would not in fact receive the benefit of the Lien granted or purported to be granted hereunder, the Company will cooperate with the Collateral Agent in any arrangement designed to provide such benefits for the Secured Parties, including enforcement for the benefit of the Secured Parties of any and all rights of the Company against a third party thereto arising out of the breach or cancellation by such third party or otherwise.

           Section 20.  Amendments, Etc.  No amendment,
modification, supplement, termination, consent or waiver of this Agreement or any term or provision of this Agreement shall be effective and binding unless in writing and signed by the Collateral Agent. Any such waiver will be effective only in the specific instance and for the specific purpose for which it is given.

           Section 21.  Successors and Assigns.  This
Agreement and the Lien in the Collateral created hereunder are for the benefit of the Collateral Agent and the Lender and their successors, assigns and participants, and in the event of an assignment of or the granting of a participation in all or any of the Secured Obligations, the rights hereunder, to the extent applicable to the indebtedness so assigned or participated out, may be transferred with such indebtedness. This Agreement shall be binding on the Company and its successors and assigns.

           Section 22. Severability. Any provision of this Agreement which is illegal, invalid, prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such illegality, invalidity, prohibition or unenforceability without invalidating or impairing the remaining provisions hereof or affecting the validity or enforceability of such provision in any other jurisdiction.

           Section 23.  WAIVER OF JURY TRIAL.  EACH OF THE
PARTIES HERETO HEREBY IRREVOCABLY WAIVES ANY AND ALL RIGHT
TO TRIAL BY JURY IN ANY LEGAL OR EQUITABLE ACTION, SUIT OR
PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR
THE OTHER "LOAN DOCUMENTS" OR ANY TRANSACTION CONTEMPLATED
HEREBY OR THEREBY OR THE RELATIONSHIP ESTABLISHED HEREUNDER
OR THEREUNDER.

           Section 24.  GOVERNING LAW; VENUE AND
JURISDICTION. THE VALIDITY OF THIS AGREEMENT, THE CONSTRUCTION, INTERPRETATION AND ENFORCEMENT HEREOF AND THE RIGHTS OF THE PARTIES HERETO SHALL BE DETERMINED UNDER, GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK. THE COMPANY AGREES THAT ALL ACTIONS OR PROCEEDINGS ARISING IN CONNECTION WITH THIS AGREEMENT AND EACH OTHER "LOAN DOCUMENT" SHALL BE TRIED AND LITIGATED IN FEDERAL OR, IN THE ABSENCE OF FEDERAL SUBJECT MATTER JURISDICTION, STATE COURTS

LOCATED IN THE STATE OF
NEW YORK UNLESS SUCH ACTIONS OR PROCEEDINGS ARE REQUIRED TO BE BROUGHT IN ANOTHER COURT TO OBTAIN SUBJECT MATTER JURISDICTION OVER THE MATTER IN CONTROVERSY. EACH OF THE PARTIES WAIVES, TO THE FULLEST EXTENT PERMISSIBLE UNDER APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO ASSERT BY WAY OF MOTION, AS A DEFENSE OR OTHERWISE THE DOCTRINE OF FORUM NON CONVENIENS OR TO OBJECT TO VENUE IN ANY PROCEEDING BROUGHT IN ACCORDANCE WITH THE IMMEDIATELY PRECEDING SENTENCE. SERVICE OF PROCESS, SUFFICIENT FOR PERSONAL JURISDICTION IN ANY ACTION AGAINST THE COMPANY, MAY BE MADE BY REGISTERED OR CERTIFIED MAIL, RETURN RECEIPT REQUESTED, TO ITS ADDRESS INDICATED IN SECTION 26.

           Section 25.  Agreement May Constitute Financing
Statement. The Company consents to the filing of this Agreement or a photocopy thereof as a financing statement under the UCC as in effect in any jurisdiction in which the Collateral Agent may determine such filing to be necessary or desirable.

           Section 26. Notices. All notices, requests and other communications to any party hereunder shall be in writing and shall be given to such party at the following address or facsimile number, or such other address or facsimile number as such party may hereafter specify for the purpose by notice to the other party. (a) if to the Collateral Agent, Dundee Bancorp Inc., 40 King Street West, Scotia Plaza, 55th Floor, Toronto, Canada M5H 4A9, attention: Ray Benzinger, tel: (416) 365-5113, fax: (416) 363-4536; with a copy to Debevoise & Plimpton, 875 Third Avenue, New York, New York 10022, attention: Steven Ostner, tel: (212) 909-6000, fax: (212) 909-6836; and (b) if to the
Company, PMC International Inc., 555 17th Street, 14th Floor, Denver, Colorado 80202, attention: Kenneth S. Phillips and Scott A. McKillop, tel: (303) 292-1177, fax:
(303) 293-2152; with a copy to Holme Roberts & Owen LLP, 1700 Lincoln Street, Denver, Colorado 80203, attention:
Linda K. Wackwitz, tel: (303) 861-7000, fax: (303) 866-0200.
Each such notice, request or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this Section 26.

           Section 27. Counterparts; Section Headings. This Agreement may be executed in any number of counterparts, each of which is an original, but all of which together constitute but one instrument. Except as otherwise indicated, references herein to any "Section" means a "Section" of this Agreement, and the section headings in this Agreement are for purposes of reference only and shall not limit or define the meaning hereof.

           IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the date first above written.

                               PMC INTERNATIONAL, INC.


                               By   /s/ Kenneth S. Phillips
                                 Name:
                                 Title:


                               DUNDEE BANCORP INC.,
                                 as Collateral Agent


                               By   /s/ Ray Benzinger
                                 Name:
                                 Title:

                      Business Locations


 PMC International, Inc.
 555 17th Street, 14th Floor
 Denver, Colorado  80202

EXHIBIT 10.8
                 SUBSIDIARY SECURITY AGREEMENT


           SUBSIDIARY SECURITY AGREEMENT, dated as of July 9, 1998, between PMC Investment Services, Inc., a Delaware corporation ("PIS"), Portfolio Technology Services, Inc., a Colorado corporation ("PTS"), and Portfolio Management Consultants, Inc., a Colorado corporation ("PMC" and each of PIS, PTS and PMC, a "Guarantor"), and Dundee Bancorp Inc., an Ontario corporation, as collateral agent (the "Collateral Agent").


                                   RECITALS

           A. PMC International, Inc., a Colorado corporation (the "Company"), and Dundee Bancorp Inc., as lender (in such capacity, the "Lender"), have entered into a Loan Agreement, dated as of July __, 1998 (as the same may be modified, supplemented or restated from time to time, the "Loan Agreement"), pursuant to which the Lender has agreed to extend to the Company a loan in the amount of $1.5 million, subject to the terms and conditions set forth in the Loan Agreement.

           B. The Company owns, beneficially and of record, all of the issued and outstanding capital stock of each of the Guarantors.

           C. The obligation of the Lender to extend the loan to the Company pursuant to the Loan Agreement is conditioned upon the execution and delivery by each of the Guarantors of (i) a Guarantee Agreement to guarantee the performance by the Company of its obligations under the Loan Agreement and
(ii) this Agreement to secure the performance by the Company of its obligations under the Loan Agreement and the performance by the Guarantors of their obligations under the Guarantee Agreement.

           D. In order to induce Lender to enter into the Loan Agreement and to extend to the Company the loan provided for thereunder, each Guarantor is willing to enter into this Agreement to grant to the Collateral Agent a continuing perfected security interest in and to the Collateral (as defined in Section 1) to secure the Secured Obligations (as defined in Section 1).

           NOW, THEREFORE, for good and valuable consideration, receipt and sufficiency of which are hereby acknowledged, the Guarantors hereby agree with the Collateral Agent as follows:

           Section 1. Definitions. Capitalized terms used in this Agreement without definition have the meanings given to them in the Loan Agreement.
The following terms, as used in this Agreement, have the following meanings:

           "Existing Liens" means the Liens existing on the Collateral as of the date hereof identified on Schedule 5.11 to the Loan Agreement, as granted to the Persons and pursuant to the agreements or instruments listed on such Schedule 5.11.

           "Secured Obligations" means (i) the full and prompt payment of the principal of and premium and interest on the Loan (including, without limitation, interest accruing after the date of any filing by the Company of any petition in bankruptcy or the commencement of any bankruptcy, insolvency or similar proceeding with respect to the Company), as and when the same becomes due and payable in accordance with the terms of the Loan Agreement,
(ii) the payment of all other indebtedness and other amounts payable by the Company under the Loan Agreement, the Note and the other Loan Documents,
(iii) the due and punctual performance by the Company of and compliance by the Company with all its obligations under the Loan Agreement, the Note, and all other Loan Documents, (iv) the full and prompt payment when due of all indebtedness and amounts payable by the Guarantors under the Guarantee Agreement and hereunder (including, without limitation, amounts due under Sections 10, 13 and 15 of this Agreement) and the due and punctual performance by the Guarantors of and compliance by the Guarantors with all their obligations under the Guarantee Agreement and hereunder, (including, without limitation, interest accruing after the date of any filing by any Guarantor of any petition in bankruptcy or the commencement of bankruptcy, insolvency or similar proceeding with respect to any Guarantor) and (v) any renewals or extensions of any of the foregoing.

           "Secured Parties" means Lender and each assignee of the Loan, as obligees of any or all of the Secured Obligations, and their respective successors, and the Collateral Agent.

           "Security Interests" means the security interests in the Collateral granted pursuant to this Agreement securing the Secured Obligations.

           "Supplemental Documentation" means agreements, instruments, documents, financing statements, warehouse receipts, bills of lading, notices of assignment of accounts, schedules of accounts assigned, mortgages, writings, filings and any other written matter requested (whether or not required) by the Collateral Agent to perfect and maintain a perfected Lien upon, and (if applicable) a perfected first priority security interest in, any Collateral, and to assist the Collateral Agent's realization thereon (including, without limitation, the right to receive, endorse, and collect all instruments made payable to any Guarantor representing any dividend, interest payment or other distribution or proceeds in respect of any Collateral).

           "UCC" means the Uniform Commercial Code as in effect on the date hereof in the State of New York; provided, that if by reason of mandatory provisions of law, the perfection or the effect of perfection or non-perfection of the security interest granted hereunder in any Collateral is governed by the Uniform Commercial Code as in effect in a jurisdiction other than New York, "UCC" shall mean the Uniform Commercial Code as in effect in such other jurisdiction for purposes of the provisions hereof relating to such perfection or effect of perfection or non-perfection.

           Section 2. Grant of Security Interest. In order to secure full and timely payment of the Secured Obligations, and to secure the performance of all of the other obligations of the Company and such Guarantor under the Loan Documents, each Guarantor hereby mortgages, pledges and assigns and transfers to the Collateral Agent and grants to the Collateral Agent, for the benefit of the Collateral Agent and the other Secured Parties, a continuing perfected security interest in, and a lien upon, all of the following property of such Guarantor, in each case whether now owned or hereafter acquired or arising and regardless of where located (collectively, the "Collateral"), subject to no Liens other than Permitted Liens:

           (a) All "accounts" (as defined in the UCC), including all accounts receivable, contract rights, book debts, notes, drafts and other obligations or indebtedness owing to such Guarantor arising from the sale, lease or exchange of goods or other property by it and/or the performance of services by it (including, without limitation, any such obligation that might be characterized as an account, contract right or general intangible under the Uniform Commercial Code in effect in any jurisdiction) and all of such Guarantor's rights in, to and under all purchase orders for goods, services or other property, and all of such Guarantor's rights to any goods, services or other property represented by any of the foregoing and all monies due to or to become due to such Guarantor under all contracts for the sale, lease or exchange of goods or other property and/or the performance of services by it (whether or not yet earned by performance on the part of the Guarantor), including, without limitation, the right to receive the proceeds of said purchase orders and contracts and all collateral security and guarantees of any kind given by any Person with respect to any of the foregoing (collectively, "Accounts");

           (b) All goods, merchandise, and other personal property that may at any time be held for sale or lease or to be furnished under any contract of service, be so leased or furnished, or constitute raw materials, work in process, finished goods, supplies or materials and all other "inventory" (as defined in the UCC) of whatsoever kind and nature that are or might be used or consumed in business or in connection with the manufacture, packing, shipping, advertising, selling, leasing or finishing of such goods, merchandise and other personal property, together with all attachments, accessories, replacements, substitutions, additions and improvements to any of the foregoing (collectively, "Inventory");

           (c) All "general intangibles" (as defined in the UCC) including, without limitation, (i) all obligations or indebtedness owing to such Guarantor (other than Accounts and Instruments (as hereinafter defined)) from whatever source arising, (ii) all rights or claims in respect of refunds for taxes paid, (iii) all rights in business or operating licenses and permits, to the extent permitted by law, (iv) all rights, whether by contract or otherwise, to receive or obtain water, electricity, natural gas or any other resource or utility, (v) all warranty, indemnification, or contractual rights and claims of any sort and (vi) all choices or things in action, goodwill, licenses, leases, computer programs, tapes or discs, and tax refund claims;

           (d) All "documents" (as defined in the UCC) or receipts covering, evidencing or representing goods;

           (e) All "instruments", "chattel paper" or "letters of credit" (each as defined in the UCC) evidencing, representing, arising from or existing in respect of, relating to, securing or otherwise supporting the payment of, any of the Accounts, including, without limitation, promissory notes, drafts, bills of exchange and trade acceptances (collectively, "Instruments");

           (f) All "equipment" (as defined in the UCC) now owned or hereafter acquired by such Guarantor, including, without limitation, all machinery, equipment, tools, furniture, fixtures, and any other goods other than Inventory, together with any and all additions, substitutions and replacements of any of the foregoing, and all attachments, components, parts (including spare parts), equipment and accessories installed thereon or affixed thereto;

           (g) All patents, copyrights, service marks, trademarks and trade names, including registrations and applications to register or renew the registration of any of the foregoing, of such Guarantor, and inventions, processes, designs, formulae, trade secrets, know-how, confidential information, computer software and programs (including source codes), data and documentation of such Guarantor, and all similar intellectual property rights, tangible embodiments of any of the foregoing (in any medium, including electronic media), and licenses of any of the foregoing; other than source codes for computer software and programs designed for clients or customers of the Guarantors that have been placed in escrow or similar arrangement for the benefit of such clients or customers or may be so placed in the ordinary course of business consistent with past practice;

           (h) All rights and claims of such Guarantor in, to or under all policies of insurance covering any of the Collateral, including, but not limited to, insurance for fire, damage, loss, and casualty, together with the proceeds, products, renewals, and replacements thereof, including prepaid or unearned premiums;

           (i) All books and records (including, but not limited to, credit files, computer programs, printouts and other computer materials and records) relating to any of the foregoing and all customer lists and advertising materials relating to such Guarantor's business; and

           (j) Without in any way limiting the foregoing and to the extent not otherwise included in the foregoing, (x) any and all products and proceeds of any of the foregoing (including, but not limited to, any claims of such Guarantor against third parties relating to or in connection with the Collateral), whether derived from voluntary or involuntary disposition, and all renewals, replacements, substitutions, additions, accessions, rents, issues, royalties, and profits of any of the foregoing and (y) all cash and bank deposit accounts, wherever located.

           Section 3. Warranties, Covenants and Agreements of the Guarantor. Each Guarantor, jointly and severally with the other Guarantors, represents, warrants and covenants that:

           (a) Except for the Security Interests and the Existing Liens and except as permitted by the Loan Agreement, the Guarantor is the owner and holder of, and has rights in and good title to, the Collateral of such Guarantor free from any Lien of any Person, other than the Collateral Agent, and at all times the Collateral shall be and remain free of all such Liens.

           (b) The Guarantor has requisite corporate power and authority to execute and deliver this Agreement and to sell, assign and transfer, as the case may be, the Collateral of such Guarantor to the Collateral Agent and to grant to the Collateral Agent a valid, perfected security interest in such Collateral as contemplated by this Agreement, subject to no Liens other than Permitted Liens; the execution and delivery of this Agreement and the sale, assignment and transfer, as the case may be, of the Collateral and the grant of a valid, perfected security interest in the Collateral of such Guarantor as contemplated by this Agreement, have been duly authorized by all necessary corporate action; this Agreement and all related documents executed by or on behalf of such Guarantor pursuant hereto have been duly executed and delivered by such Guarantor; the execution and delivery and the performance of this Agreement by such Guarantor are not in contravention of, and do not constitute a default under, any provision of such Guarantor's certificate of incorporation or by-laws or of any indenture, agreement or undertaking to which such Guarantor is a party or by which such Guarantor or any of its properties is bound; this Agreement constitutes the legal, valid and binding obligation of such Guarantor enforceable against such Guarantor in accordance with its terms; and such Guarantor shall defend the Collateral against all claims and demands of all Persons at any time claiming the same or any interest therein.

           (c) Except for the financing statements and security agreements identified on Schedule 5.11 to the Loan Agreement with respect to the Existing Liens, such Guarantor has not heretofore signed any financing statement or security agreement that covers any of the Collateral of such Guarantor, and no such financing statement or security agreement is now on file in any public office in any jurisdiction.

           (d) As long as any amount remains unpaid on any of the Secured Obligations, such Guarantor shall not enter into or execute, or permit to be on file in any public office in any jurisdiction, any security agreement or financing statement covering the Collateral of such Guarantor, other than any
(i) security agreements and financing statements in favor of the Secured Parties hereunder and (ii) security agreements and financing statements in respect of Permitted Liens.

           (e) Such Guarantor authorizes the Collateral Agent to file, in the Collateral Agent's discretion and at the Guarantor's expense, in jurisdictions where this authorization will be given effect, financing statements and continuation statements covering the Collateral signed only by the Collateral Agent, and hereby appoints the Collateral Agent as the Guarantor's attorney-in-fact to sign and file any such financing statements and continuation statements covering the Collateral of such Guarantor. Such Guarantor shall, at its expense, execute, deliver, file and record any such documents, assignments, agreements, or statements (including, without limitation, financing and continuation statements under the UCC) and take any other action that from time to time may be necessary or desirable, or that the Collateral Agent may request, in order to create, preserve, perfect, confirm or validate the Security Interests granted hereunder or to enable the Secured Parties to obtain the full benefits of, or to enforce their rights, powers and remedies under, this Agreement; and the Collateral Agent may, at any time or times, file as a financing statement any counterpart, copy or reproduction of this Agreement.

           (f) Except for the accounts identified on Schedule 5.11 to the Loan Agreement as being subject to a Lien, such Guarantor shall not transfer, sell or hypothecate any Account except upon the prior written consent of the Collateral Agent.

           (g) Such Guarantor's chief executive office and principal place of business is in Denver, Colorado and Inventory and all books and records relating to the Collateral of such Guarantor (including, but not limited to, credit files, computer programs, printouts, other computer materials, and records, and all customer lists, advertising materials and reservations systems) are located only at the locations set forth in Schedule II to this Agreement. Such Guarantor shall not change its name, the location of its chief executive office or principal place of business, or remove Collateral or such books and records to locations not set forth in such Schedule II, unless it shall have given the Collateral Agent prior written notice thereof and taken all action (or made arrangements to take such action substantially simultaneously with such change if it is impracticable to take such action in advance) necessary or reasonably requested by the Collateral Agent to amend each financing statement or continuation statement so that it is not seriously misleading, or so as to cause the Collateral Agent to continue to maintain its lien on, and security interest in, the Collateral subject only
to Permitted Liens.   Notwithstanding the foregoing, if for any reason
Inventory is at any time kept or located at locations other than those specified in Schedule II to this Agreement or which may hereafter be consented to by the Collateral Agent, the Collateral Agent shall nevertheless have and retain a security interest therein.

           (h) With respect to products and proceeds included in the Collateral, any and all material amounts of cash included in the Collateral of such Guarantor shall promptly be deposited only into such accounts at banking institutions with offices in New York, New York (i) as the Guarantor may from time to time designate and (ii) at all times following the date which is 30 days after receipt of a written request to that effect from the Collateral Agent, which request is made after a Default or an Event of Default shall have occurred and be continuing, as shall have a lock-box agreement, in form reasonably satisfactory to the Collateral Agent (a "Lock-Box Agreement"), in full force and effect. Upon receipt of such request, each Guarantor shall promptly enter into deposit arrangements and a Lock-Box Agreement with a banking institution reasonably acceptable to the Collateral Agent.

           (i) Except for Permitted Liens and the asset dispositions permitted under Section 5.16 of the Loan Agreement (and then only to the extent permitted under the Loan Agreement), such Guarantor shall not sell or otherwise transfer or encumber or dispose of the Collateral or any interest therein without the prior written consent of the Collateral Agent.

           (j) Such Guarantor shall not release or surrender any guarantee, suretyship agreement or security for any Accounts at any time or times except in the ordinary course of business consistent with historical collection practices.

           (k) If any certificates of title or similar documents are at any time issued or outstanding with respect to any Inventory of such Guarantor, the Guarantor shall promptly advise the Collateral Agent thereof, and shall promptly cause the interest of the Collateral Agent to be properly noted thereon, and if any certificates of title or similar documents are so issued or outstanding at the time this Agreement is executed by or on behalf of such Guarantor, then the Guarantor shall have caused the interest of the Collateral Agent so to have been properly noted at or before the time of such execution; and the Guarantor shall further promptly deliver to the Collateral Agent any such certificate of title or similar document.

           (l) Such Guarantor shall promptly deliver or cause to be delivered to the Collateral Agent, duly endorsed in a manner reasonably satisfactory to the Collateral Agent, all Instruments, if any, at any time representing all or any of the Collateral to be held as Collateral pursuant to this Agreement.

           (m) Such Guarantor shall use diligent commercially reasonable efforts consistent with past practice to cause to be collected from their respective account debtors, as and when due, any and all amounts owing under or on account of each Account (including, without limitation, Accounts that are delinquent, such Accounts to be collected in accordance with lawful collection procedures) and shall apply forthwith upon receipt thereof all such amounts as are so collected to the outstanding balance of such Account. Subject to the rights of the Collateral Agent and the other Secured Parties hereunder, if no Event of Default has occurred and is continuing, the Company may allow, in the ordinary course of business as adjustments to amounts owing under such Accounts, (i) an extension or renewal of the time or times of payment, or settlement for less than the total unpaid balance, which the Company finds appropriate in accordance with sound business judgment and
(ii) a refund or credit due as a result of returned or damaged merchandise or inadequately rendered service, all in accordance with the Guarantor's ordinary course of business consistent with historical collection practices. The costs and expenses (including, without limitation, attorneys' fees) of collection, whether incurred by the Guarantor or the Collateral Agent, shall be borne by the Guarantor.

           (n) No Guarantor shall not amend, modify, terminate or waive any provision of any agreement, contract or other instrument giving rise to an Account or otherwise constituting Collateral, except for amendments, modifications, terminations or waivers which would not adversely affect the Secured Parties and except that the Guarantors may amend, modify, terminate or waive provisions of agreements, contracts or other instruments giving rise to Accounts or otherwise constituting collateral in the ordinary course of business.

           Section 4. Further Assurances as to the Collateral; Collateral Agent as Attorney-In-Fact. At the Collateral Agent's request, each Guarantor shall execute and deliver to the Collateral Agent, at any time or times hereafter, all Supplemental Documentation, in form and substance reasonably acceptable to the Collateral Agent, and the Guarantors shall pay the costs of any recording or filing thereof. Each Guarantor hereby irrevocably makes, constitutes, and appoints the Collateral Agent (and all Persons designated by the Collateral Agent for that purpose) as such Guarantor's true and lawful attorney (and agent-in-fact) to sign the name of such Guarantor on any Supplemental Documentation and to deliver any Supplemental Documentation to such Persons as the Collateral Agent, in its sole discretion, may elect; provided, that if no Event of Default shall have occurred and be continuing the Collateral Agent shall not, in the case of Supplemental Documentation other than financing statements, exercise the power of attorney granted in this Section 4 to sign and deliver such Supplemental Documentation unless the Guarantor has failed to sign and deliver such Supplemental Documentation promptly after the Collateral Agent has reasonably requested it to do so. Each Guarantor agrees that a photocopy or other reproduction of this Agreement or of a financing statement is sufficient as a financing statement.

           Section 5. Assignment of Security Interest. If at any time any Guarantor shall take and perfect a security interest in any property of an Account debtor or any other Person to secure payment and performance of an Account, such Guarantor shall promptly assign such security interest to the Collateral Agent. Such assignment need not be filed of public record unless necessary to continue the perfected status of the security interest against creditors of and transferees from the Account debtor or other Person granting the security interest.

           Section 6. Maintenance of Records; Additional Information. (a) Each Guarantor will keep and maintain, at its own cost and expense, satisfactory and complete records of the Collateral.

           (b) Each Guarantor shall furnish to the Collateral Agent from time to time such additional information and copies of such documents relating to this Agreement, the Collateral, the Secured Obligations and such Guarantor's financial condition as the Collateral Agent may reasonably request. Each Guarantor will promptly report to the Collateral Agent any occurrence or condition known to or which becomes known to any Guarantor having any material adverse effect upon the fair market value of the Inventory or the Accounts.

           Section 7. Inspection and Verification. The Collateral Agent and such Persons as the Collateral Agent may reasonably designate shall have the right, in connection with the Loan or the Secured Parties' security interest in the Collateral, during any Guarantor's usual business hours upon reasonable prior notice and as often as may be reasonably requested, subject to any confidentiality agreements between the Guarantor and third parties,
(i) to inspect the Collateral, all books and records related thereto (and to make extracts and copies from such books and records, subject to reasonable objection by such Guarantor and the terms of Section 7.11 of the Loan Agreement), and the premises upon which any of the Collateral is located,
(ii) to discuss the Guarantor's affairs with the officers of the Guarantor and its independent accountants , and (iii) to verify under reasonable procedures the validity, amount, quality, quantity, value and condition of or any other matter relating to the Collateral (including, without limitation, Collateral in the possession of a third Person and contacting Account debtors or a third Person possessing such Collateral for the purpose of making such a verification); provided, that reimbursement of expenses incurred by or on behalf of the Collateral Agent in connection therewith shall be governed by
Section 7.3 of the Loan Agreement; provided, further, that so long as a Default or Event of Default has not occurred and is not continuing, the Collateral Agent may contact the creditors, customers and clients of the Borrower and its Subsidiary only with the prior consent of the Borrower (which consent will not be unreasonably withheld). The Collateral Agent shall have the absolute right to share any information it gains from such inspection or verification with any other Secured Party, subject to the terms of Section 7.11 of the Loan Agreement.

           Section 8. Rights and Remedies Upon Default. If an Event of Default has occurred and is continuing:

           (a) The Collateral Agent shall have and may exercise in respect of the Collateral and the Secured Obligations any or all of the rights and remedies of a secured party under the UCC, and as otherwise granted in this Agreement or under any other Applicable Law or under any other agreement of any Guarantor now or hereafter in effect, including, without limitation, the right and power to sell, at public or private sale or sales, or otherwise dispose of, or otherwise utilize the Collateral and any part or parts thereof in any manner authorized or permitted under said UCC after default by a debtor, and to apply the proceeds thereof as specified in Section 9 of this Agreement. Without limiting the foregoing, the Collateral Agent shall have the right to take possession of all or any part of the Collateral (including, without limitation, all books, records, papers and documents of each Guarantor or in any Guarantor's possession or control relating to the Collateral which are not already in the Collateral Agent's possession), and for such purpose may enter upon any premises upon which any of the foregoing are situated and remove the same therefrom without any liability for trespass or damages thereby occasioned. To the extent permitted by Applicable Law, each Guarantor expressly waives any notice of sale or other disposition of the Collateral; and to the extent any such notice is required and cannot be waived, each Guarantor agrees that if such notice is given in the manner provided in Section 26 hereof at least 15 days before the time of the sale or disposition, such notice shall be deemed reasonable and shall fully satisfy any requirement for giving of said notice. The Collateral Agent may impose any limitations and conditions in connection with any such sale or disposition as the Collateral Agent deems advisable or necessary to comply with Applicable Law; and the Collateral Agent shall not be obligated to make any sale of Collateral regardless of notice of sale having been given and may adjourn any public or private sale. The Collateral Agent reserves the right to reject any and all bids at such sale that in its commercially reasonable discretion it shall deem inadequate. Each Guarantor shall execute and deliver such documents as the Collateral Agent deems advisable or necessary in order that any such sale or disposition be made in compliance with Applicable Law.

           (b) Each Guarantor hereby waives all rights to marshall the assets of such Guarantor, including any such right with respect to the Collateral.

           (c) All recitals in any instrument of assignment or any other instrument executed by the Collateral Agent incident to sale, lease, transfer, assignment or other disposition, lease or utilization of the Collateral or any part thereof hereunder shall be sufficient proof of the matters stated therein and no other proof shall be requisite to establish full legal propriety of the sale or other action taken by the Collateral Agent or of any fact, condition or thing incident thereto and all prerequisites of such sale or other action or of any fact, condition or thing incident thereto shall be presumed to have been performed or to have occurred.

           (d)(i) The Collateral Agent shall have the right to take control of all proceeds of the Collateral (whether cash proceeds or non-cash proceeds) and to notify any and all account debtors, lessees, or other obligors to make payment on any and all accounts, leases, or obligations directly to the Collateral Agent; and, in such circumstances, each Guarantor shall, upon the request of the Collateral Agent, likewise notify any and all such account debtors, lessees or other obligors to make payment directly to the Collateral Agent. Upon demand by the Collateral Agent at any time following the occurrence of an Event of Default, all proceeds of Accounts, whether such proceeds be cash proceeds or non-cash proceeds, received by any Guarantor and not otherwise deposited in an account provided for in Section 3(h)(ii), shall be held in trust by such Guarantor for the account of the Collateral Agent, shall not be commingled with any other funds, accounts, monies or property of such Guarantor, and shall be accounted for, paid over, transmitted and delivered to the Collateral Agent in the form as received by such Guarantor promptly upon receipt thereof by such Guarantor.

           (ii) At any time after demand as hereinabove provided, and in any event without demand after any of the Secured Obligations shall become due, whether by acceleration or otherwise, the Collateral Agent shall have the right in its own name or in the name of each Guarantor to demand, collect, receive, sue for, compound and give acquittance for, any and all amounts due or to become due on the Accounts and to endorse the name of each Guarantor on all checks, drafts, commercial paper and other instruments given in payment or part payment thereof, and in its discretion to settle, compromise, prosecute or defend any action, claim or proceeding with respect thereto which the Collateral Agent may deem necessary or appropriate to protect and preserve and realize upon the Security Interest and collateral assignment of the Collateral Agent in the Accounts and the proceeds thereof and security therefor including, without limitation, the right to sell, assign, pledge, transfer and make any agreement respecting or otherwise deal with the Accounts and to exercise all rights of any Guarantor thereunder.

           (e) All proceeds of Inventory, whether cash proceeds or non-cash proceeds, including, without limitation, proceeds that constitute Accounts or that are included in the Collateral as Accounts, and proceeds that represent the proceeds of Accounts, received by any Guarantor and not otherwise deposited in an account provided for in Section 3(h)(ii), shall be held in trust by such Guarantor for the account of the Collateral Agent, shall not be commingled with any other funds, accounts, monies or property of such Guarantor, and shall be accounted for, paid over, transmitted and delivered to the Collateral Agent in the form as received by such Guarantor promptly upon receipt thereof by such Guarantor.

           Section 9. Application of Proceeds. Any monies or property actually received by the Collateral Agent pursuant to the exercise of any rights or remedies referred to in Section 8 of this Agreement (including the sale or other disposition of any portion of the Collateral) shall be applied in the following order:

           First, to payment of the costs and expenses of such sale or other realization, including reasonable compensation to agents and counsel for the Collateral Agent, and all expenses, liabilities and advances incurred or made by the Collateral Agent in connection therewith, and any other unreimbursed expenses for which the Collateral Agent or any Secured Party is to be reimbursed pursuant to the Loan Agreement or
      Section 10, 13 or 15 of this Agreement;

           Second, to the ratable payment of accrued but unpaid interest on the Secured Obligations in accordance with the provisions of the Loan Agreement;

           Third, to the ratable payment of unpaid principal of the Secured Obligations;

           Fourth, to the ratable payment of all other Secured Obligations, until all Secured Obligations shall have been paid in full;

           Fifth, to the ratable payment of such amounts, if any, as shall be required to be paid pursuant to Section 9-504(1)(c) of the UCC and any similar provision of Applicable Law; and

           Finally, to payment to the Guarantors or their respective successors or assigns, or as a court of competent jurisdiction may direct, of any surplus then remaining from such proceeds.

           Section 10. Reimbursement of Collateral Agent. Each Guarantor shall forthwith upon demand pay to the Collateral Agent:

           (a) The amount of any taxes that the Collateral Agent may have been required to pay by reason of the Security Interests or to free any of the Collateral from any Lien thereon; provided, that so long as no Event of Default has occurred and is continuing, the Guarantors shall not be obligated to pay or discharge any such tax or Lien so long as the amount, validity or applicability thereof is contested diligently in good faith and by appropriate proceedings and so long as any reserves or other appropriate provisions as may be required by generally accepted accounting principles shall have been made therefor.

           (b) The amount of any and all costs and expenses, including the reasonable fees and disbursements of counsel and of any other experts, that the Collateral Agent reasonably may incur in connection with
      (i) the administration or enforcement of this Agreement, including such expenses as are incurred to preserve the value of the Collateral and the validity, perfection, rank and value of any Security Interest, (ii) the collection, sale or any other disposition of any of the Collateral,
      (iii) the exercise by the Collateral Agent of any of the rights conferred upon it hereunder or (iv) any default or Event of Default.

           Any such amount not paid within five Business Days following written demand therefor shall bear interest at a rate equal to the rate specified in Section 2.4(b) of the Loan Agreement. This Section 10 shall survive the termination of this Agreement.

           Section 11. Exculpatory Provisions. (a)Neither the Collateral Agent nor any of its officers, directors, employees or agents shall be liable to any Guarantor for any action lawfully taken or omitted to be taken by them under or in connection with this Agreement. The Collateral Agent shall not be responsible in any manner to any of the other Secured Parties for the value, validity, due execution, genuineness, effectiveness, legality, enforceability or sufficiency of this Agreement, the Loan Agreement or all or any portion of the Collateral, or any of the certificates, documents or instruments contemplated by the foregoing, or for the failure of the Guarantor or any other party to perform its obligations under them or for any recitals, statements, representations or warranties made by the Guarantor in this Agreement or for the value, sufficiency, title or condition of all or any portion of the Collateral. The Collateral Agent shall not be under any obligation to any of the other Secured Parties to ascertain or to inquire as to the performance or observance on the part of the Company of any of the terms, covenants or conditions of any agreements or to inspect the properties, books or records of the Guarantor or to ascertain or to inquire as to the financial condition of the Guarantors.

           (b) The Collateral Agent shall not be responsible to any Person for the existence, genuineness or value of any of the Collateral or for the validity, perfection, priority or enforceability of the Security Interests in any of the Collateral, whether impaired by operation of law or by reason of any action or omission to act on its part hereunder. The Collateral Agent shall have no duty to any Person to ascertain or inquire as to the performance or observance of any of the terms of this Agreement by the Company.

           (c) The Collateral Agent shall be deemed to have exercised reasonable care in the custody and preservation of the Collateral in its possession if the Collateral is accorded treatment substantially equal to that which the Collateral Agent accords its own property, it being understood that neither the Collateral Agent nor any other Secured Party shall have any responsibility for (i) ascertaining or taking action with respect to exchanges, maturities, tenders or other matters relative to any Instruments, whether or not the Collateral Agent has or is deemed to have knowledge of such matters, or (ii) taking any necessary steps to preserve rights against any parties with respect to any portion of the Collateral.

           Section 12. Secured Parties' Right of Set-Off and Bankers' Lien. Each Guarantor recognizes and agrees that with respect to any time or other deposit, certificate of deposit or any other balance of account standing to the credit of such Guarantor on the books of the Collateral Agent or any other Secured Party, the Collateral Agent or the Collateral Agent through a Secured Party has a right of set-off and, to the extent any Secured Party is a banking institution or of a character otherwise qualified to assert the same, a bankers' lien to the full extent permitted by law. Each Guarantor further agrees that the Secured Parties may exercise such right of set-off or bankers' lien at any time when an Event of Default shall have occurred and is continuing, regardless of the stated maturity of any time deposit or other such credit balance.

           Section 13. Other Expenses. (a) In the event a Guarantor fails to pay or obtain the discharge of any claim or Lien asserted against any material portion of the Collateral, other than a Permitted Lien, the Guarantors shall so notify the Collateral Agent in writing and, regardless of whether such notice is given, the Collateral Agent may, at any time or times, hereafter, in its discretion and without waiving any Event of Default or waiving or releasing any obligation or duty of the Guarantors under this Agreement, any Supplemental Documentation, the Loan Agreement or any other Loan Document, make such payment or any part thereof or obtain such discharge or take any other action with respect thereto that the Collateral Agent deems advisable.

           (b) In the event that a Guarantor fails to comply with any provision of the Loan Agreement, this Agreement or any other Loan Document, such that the value of any Collateral or the validity, perfection, rank or value of any security interest granted hereunder is thereby diminished or put at risk, the Collateral Agent may, but shall not be required to, effect such compliance on behalf of the Guarantors.

           (c) In the event a Guarantor fails to pay promptly all insurance expenses relating to the Collateral, any and all expenses of protecting, storing, warehousing, appraising, insuring, handling, maintaining and shipping the Collateral, any and all excise, property, sales and use taxes imposed by any state, federal or local authority on any of the Collateral other than taxes that are being contested as permitted by Section 10(a) hereof, or any and all expenses in respect of the sale or other disposition of the Collateral, the Collateral Agent may, at its option, but shall not be required to, pay the same.

           (d) Each Guarantor shall, jointly and severally, reimburse the Collateral Agent on demand for all amounts so paid, incurred or advanced by the Collateral Agent pursuant to subsections (a), (b) and (c) of this
Section 13, for any and all other sums for which any Guarantor may become liable hereunder, and for all costs, fees and expenses (including reasonable attorneys' fees, legal expenses and court costs) incurred by the Collateral Agent in enforcing or protecting the Security Interests granted hereunder or any of the Collateral Agent's rights or remedies on behalf of the Secured Parties under this Agreement, and all such amounts, sums, costs, fees and expenses, together with interest thereon at the rate required by Section 2.4(a) of the Loan Agreement, shall, until paid to the Collateral Agent, be additional Secured Obligations hereunder.

           Section 14. Absolute Interest. (a) All rights of the Collateral Agent hereunder, and all obligations of each Guarantor hereunder, shall be absolute and unconditional irrespective of (i) any lack of validity or enforceability of any provision of the Loan Agreement or any other Loan Document, any agreement with respect to the Secured Obligations or any other agreement or instrument relating to any of the foregoing, (ii) any change in the time, manner or place of payment of or in any other term of, all or any of the Secured Obligations, or any other amendment or waiver of or any consent to any departure from the Loan Agreement, any other Loan Document or any other agreement or instrument or (iii) any exchange, release or nonperfection of any Collateral, or any release or amendment or waiver of or any consent to or departure from any guarantee, for all or any of the Secured Obligations or this Agreement.

           (b) This Agreement shall not be construed as relieving the Guarantor from full liability on the Secured Obligations or any and all future and other indebtedness secured hereby or for any deficiency thereon.

           (c) Following an Event of Default, the Collateral Agent shall be subrogated to all of the Guarantors' interests, rights and remedies in respect to the Collateral and all security now or hereafter existing with respect thereto and all guaranties and endorsements thereof and with respect thereto.

           Section 15.  Indemnity.  (a)   In addition to the payments pursuant
to Sections 10 and 13, each Guarantor shall indemnify, defend and hold harmless the Collateral Agent and the other Secured Parties and the officers, directors, employees and agents of the Secured Parties (collectively, the "Indemnitees") from and against, and pay or reimburse the Indemnitees for,
(i) any and all taxes, and all other assessments or charges made by any governmental authority, relating to the execution and delivery of this Agreement, and (ii) any and all liabilities, losses, damages, penalties, judgments, suits, claims, costs and expenses of any kind or nature whatsoever (including, without limitation, the reasonable fees and disbursements of a single counsel) in connection with (A) any breach of a representation, warranty or covenant hereunder or (B) any investigative, administrative or judicial proceeding, whether or not such Indemnitee shall be designated a party thereto, which may be imposed on, incurred by or asserted against such Indemnitee, in any manner relating to or arising out of or in connection with this Agreement (collectively, the "Indemnified Liabilities"), and to reimburse each Indemnitee, upon its demand as incurred for any cost or expenses (including, without limitation, the reasonable fees, expenses and disbursements of a single counsel) incurred in connection with investigating, defending or preparing to defend or participating (including as a witness) in any investigative, administrative or judicial proceeding whether or not such Indemnitee shall be designated a party thereto, whether commenced or threatened, with respect to any such actual, alleged or threatened liability, loss, damage, penalty, judgment, suit, claim, cost or expense; provided that no Indemnitee shall have a right to be indemnified hereunder for its own gross negligence or willful misconduct as determined by a court of competent jurisdiction.

           (b)(i) The Collateral Agent shall or shall cause each Indemnitee to notify the Guarantors promptly of each event of which it has knowledge which may give rise to a claim under the indemnification provisions of this Section 15; provided, that the failure so to notify the Guarantors shall not impair any Guarantor's obligations under this
      Section 15 except to the extent the defense of such claim is actually prejudiced thereby.

           (ii) If any investigative, judicial or administrative proceeding or arbitration arising from any of the foregoing is brought against any Indemnitee, each Guarantor shall assume the defense thereof on behalf of such Indemnitee, including the employment of counsel reasonably satisfactory to such Indemnitee and payment of all expenses relating thereto. The Indemnitee shall have the right to employ separate counsel in any such proceeding or arbitration and participate in the defense thereof; provided, that the fees and expenses of such separate counsel shall be at the expense of the Indemnitee, rather than the Guarantors, unless (A) the employment of such separate counsel has been specifically authorized by any Guarantors or (B) the named parties to any such action (or any impleaded parties), or the Indemnitee, shall have been advised by its counsel that there may be one or more legal defenses available to the Indemnitee which are different from or additional to those available to the Guarantors. If the provisions of clause (B) immediately above are met, the Company shall not have the right to assume the defense of such action on behalf of the Indemnitee. The Guarantor shall not be liable for any settlement of any such proceeding effected without the written consent of the Guarantor, but if settled with the written consent of the Company or if there is a final judgment for the plaintiff in any such action, the Guarantor shall indemnify and hold harmless the Indemnitee from and against any loss or liability by reason of such settlement or judgment. The Guarantors shall not enter into any settlement of, or consent to the entry of any judgment with respect to, any actual or alleged Indemnified Liabilities without the prior written consent of the Indemnitee, unless such settlement or judgement (x) includes an unconditional release of the Indemnitees from all liabilities arising out of such actual or alleged Indemnified Liability and (y) does not include a statement as to or an admission of fault, culpability or a failure to act by or on behalf of any Indemnitee.

           (iii)At any time after any Guarantor has assumed the defense of any proceeding in respect of which indemnity has been sought hereunder against the Guarantors, the Indemnitee may elect, by written notice to the Guarantors, to withdraw its request for indemnity and thereafter the defense of such proceeding shall be maintained by counsel of the Indemnitee's choosing and at the Indemnitee's expense.

           (iv) To the extent that the undertaking to indemnify, pay and hold harmless set forth in the preceding provisions may be unenforceable because it is violative of any law or public policy, each Guarantor shall make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under Applicable Law. All Indemnified Liabilities shall be payable on demand.

           (c) The obligations of each Guarantor under this Section 15 shall survive the termination of this Agreement and the discharge of the Guarantor's other obligations hereunder.

           Section 16. No Waiver; Cumulative Remedies. No action or inaction of the Collateral Agent will be deemed to waive any of the rights, powers or remedies of the Collateral Agent hereunder except pursuant to a writing, signed by the Collateral Agent, and then only to the extent expressly set forth therein. A waiver by the Collateral Agent of any right, power or remedy on any one occasion will not bar the exercise of any right, power or remedy hereunder on any future occasion. No failure of the Collateral Agent to exercise nor delay of the Collateral Agent in exercising any right, power or remedy will preclude the exercise of any other right, power or remedy. If the Collateral Agent accepts payment of any amount secured hereby after its due date, it will not thereby be deemed to have waived its right to require prompt payment when due of all other amounts payable hereunder. Each right, power and remedy of the Collateral Agent provided for in this Agreement or now or hereafter existing at law or equity or by statute or otherwise is cumulative and concurrent and is in addition to every other such right, power or remedy of the Collateral Agent, and the exercise of any one or more of any such rights, powers or remedies with respect to any of the Collateral will not preclude the simultaneous or later exercise by the Collateral Agent of any other right, power or remedy with respect to any other Collateral.

           Section 17. Appointment of Co-Agents. At any time or times, in order to comply with any legal requirement in any jurisdiction, the Collateral Agent may appoint a bank or trust company or one or more other Persons, either to act as co-agent or co-agents, jointly with the Collateral Agent, or to act as separate, agent or agents on behalf of the Secured Parties with such power and authority as may be necessary for the effectual operation of the provisions hereof and may be specified in the instrument of appointment (which may, in the discretion of the Collateral Agent, include provisions for the protection of such co-agent or separate agent).

           Section 18. Termination of Security Interests; Release of Collateral. (a) Upon the payment in full of the outstanding principal amount of, and all premium, if any, and accrued interest on the Loan in accordance with the Loan Agreement and payment or satisfaction of all other Secured Obligations, the Security Interests shall terminate and all rights to the Collateral shall revert to the Guarantors. Upon any such termination of the Security Interests, the Collateral Agent will, at the expense of the Guarantors, execute and deliver to the Guarantors such documents, and take such other actions, as the Guarantors shall reasonably request to effect or evidence the termination of the Security Interests or the release of such Collateral, as the case may be.

           (b) If at any time a payment of the Loan or any of the other Secured Obligations is rescinded or must otherwise be returned upon the insolvency, bankruptcy or reorganization of the Company, any Guarantor or otherwise, the provisions of this Agreement and the security interest created hereby shall continue to be effective or be reinstated, as the case may be, all as though such payment had not been made.

           Section 19. Contracts Not Assignable. Any provision in this Agreement to the contrary notwithstanding, this Agreement shall not constitute an agreement to assign or grant a security interest in any agreement, if an attempted assignment thereof or grant of security interest therein, without the consent of a third party thereto, would constitute a termination or breach thereof (including, without limitation, any contract for investment advisory services that would be so terminated or breached). From time to time at the request of the Collateral Agent, each Guarantor shall use its best efforts to obtain the consent to the assignment and the Lien granted or purported to be granted hereunder of the parties to such agreements. If such consent is not obtained, or if an attempted assignment thereof or grant of security interest therein would not be effective or would affect the rights of a Guarantor thereunder so that the Secured Parties would not in fact receive the benefit of the Lien granted or purported to be granted hereunder, each Guarantor will cooperate with the Collateral Agent in any arrangement designed to provide such benefits for the Secured Parties, including enforcement for the benefit of the Secured Parties of any and all rights of the Guarantors against a third party thereto arising out of the breach or cancellation by such third party or otherwise.

           Section 20. Amendments, Etc. No amendment, modification, supplement, termination, consent or waiver of this Agreement or any term or provision of this Agreement shall be effective and binding unless in writing and signed by the Collateral Agent. Any such waiver will be effective only in the specific instance and for the specific purpose for which it is given.

           Section 21. Successors and Assigns. This Agreement and the Lien in the Collateral created hereunder are for the benefit of the Collateral Agent and the Lender and their successors, assigns and participants, and in the event of an assignment of or the granting of a participation in all or any of the Secured Obligations, the rights hereunder, to the extent applicable to the indebtedness so assigned or participated out, may be transferred with such indebtedness. This Agreement shall be binding on the Guarantors and their respective successors and assigns.

           Section 22. Severability. Any provision of this Agreement which is illegal, invalid, prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such illegality, invalidity, prohibition or unenforceability without invalidating or impairing the remaining provisions hereof or affecting the validity or enforceability of such provision in any other jurisdiction.

           Section 23. WAIVER OF JURY TRIAL. EACH OF THE GUARANTORS AND THE COLLATERAL AGENT HEREBY IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL OR EQUITABLE ACTION, SUIT OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE OTHER "LOAN DOCUMENTS" OR ANY TRANSACTION CONTEMPLATED HEREBY OR THEREBY OR THE RELATIONSHIP ESTABLISHED HEREUNDER OR THEREUNDER.

           Section 24. GOVERNING LAW; VENUE AND JURISDICTION. THE VALIDITY OF THIS AGREEMENT, THE CONSTRUCTION, INTERPRETATION AND ENFORCEMENT HEREOF AND THE RIGHTS OF THE PARTIES HERETO SHALL BE DETERMINED UNDER, GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK. EACH GUARANTOR AGREES THAT ALL ACTIONS OR PROCEEDINGS ARISING IN CONNECTION WITH THIS AGREEMENT AND EACH OTHER "LOAN DOCUMENT" SHALL BE TRIED AND LITIGATED IN FEDERAL OR, IN THE ABSENCE OF FEDERAL SUBJECT MATTER JURISDICTION, STATE COURTS LOCATED IN THE STATE OF NEW YORK UNLESS SUCH ACTIONS OR PROCEEDINGS ARE REQUIRED TO BE BROUGHT IN ANOTHER COURT TO OBTAIN SUBJECT MATTER JURISDICTION OVER THE MATTER IN CONTROVERSY. EACH OF THE GUARANTORS AND THE COLLATERAL AGENT WAIVES, TO THE FULLEST EXTENT PERMISSIBLE UNDER APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO ASSERT BY WAY OF MOTION, AS A DEFENSE OR OTHERWISE THE DOCTRINE OF FORUM NON CONVENIENS OR TO OBJECT TO VENUE IN ANY PROCEEDING BROUGHT IN ACCORDANCE WITH THE IMMEDIATELY PRECEDING SENTENCE. SERVICE OF PROCESS, SUFFICIENT FOR PERSONAL JURISDICTION IN ANY ACTION AGAINST ANY GUARANTOR, MAY BE MADE BY REGISTERED OR CERTIFIED MAIL, RETURN RECEIPT REQUESTED, TO ITS ADDRESS INDICATED IN SECTION 26.

           Section 25. Agreement May Constitute Financing Statement. Each Guarantor consents to the filing of this Agreement or a photocopy thereof as a financing statement under the UCC as in effect in any jurisdiction in which the Collateral Agent may determine such filing to be necessary or desirable.

           Section 26. Notices. All notices, requests and other communications to any party hereunder shall be in writing and shall be given to such party at the address or facsimile number set forth on Schedule I to this Agreement, or such other address or facsimile number as such party may hereafter specify for the purpose by notice to the other party. Each such notice, request or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this Schedule I to this Agreement.

           Section 27. Counterparts; Section Headings. This Agreement may be executed in any number of counterparts, each of which is an original, but all of which together constitute but one instrument. Except as otherwise indicated, references herein to any "Section" means a "Section" of this Agreement, and the section headings in this Agreement are for purposes of reference only and shall not limit or define the meaning hereof.

           IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the date first above written.

                          PMC INVESTMENT SERVICES, INC.

                          By   /s/ Kenneth S. Phillips
                              Name:
                              Title:
                          PORTFOLIO TECHNOLOGY SERVICES, INC.

                          By   /s/ Kenneth S. Phillips
                              Name:
                              Title:
                          PORTFOLIO MANAGEMENT
                          CONSULTANTS, INC.

                          By   /s/ Kenneth S. Phillips

                          DUNDEE BANCORP INC.,
                            as Collateral Agent


                          By  /s/  Ray Benzinger
                              Name:
                              Title:

                                                    Schedule I

                                                        to the
                                 Subsidiary Security Agreement



                             Notices

Guarantors:

If to PMC Investment Services, Inc.:

           PMC Investment Services, Inc.
           555 17th Street, 14th Floor
           Denver, Colorado  80202
           Attention:Kenneth S. Phillips
                     Scott A. McKillop
           Tel:  (303) 292-1177
           Fax:  (303) 293-2152

If to Portfolio Technology Services, Inc.

           Portfolio Technology Services, Inc.
           555 17th Street, 14th Floor
           Denver, Colorado  80202
           Attention:Kenneth S. Phillips
                     Scott A. McKillop
           Tel:  (303) 292-1177
           Fax:  (303) 293-2152

If to Portfolio Management Consultants, Inc.

           Portfolio Management Consultants, Inc.
           555 17th Street, 14th Floor
           Denver, Colorado  80202
           Attention:Kenneth S. Phillips
                     Scott A. McKillop
           Tel:  (303) 292-1177
           Fax:  (303) 293-2152

In the case of each Guarantor, with a copy to:

           Holme Roberts & Owen LLP
           1700 Lincoln Street
           Denver, Colorado  80203
           Attention:  Linda K. Wackwitz
           Tel:  (303) 861-7000
           Fax:  (303) 866-0200

If to Dundee Bancorp Inc.:

           Dundee Bancorp Inc.
           40 King Street West
           Scotia Plaza - 55th Floor
           Toronto, Canada M5H 4A9
           Attention: Ray Benzinger
           Tel:  (416) 365-5113
           Fax:  (416) 363-4536

           with a copy to:

           Debevoise & Plimpton
           875 Third Avenue
           New York, New York 10022
           Attention:  Steven Ostner
           Tel:  (212) 909-6000
           Fax:  (212) 909-6836

                                            Schedule III

                                                        to the
                                 Subsidiary Security Agreement




                       Business Locations


 Portfolio Management Consultants, Inc.
 555 17th Street, 14th Floor
 Denver, Colorado  80202

 Portfolio Technology Services, Inc.
 555 17th Street, 14th Floor
 Denver, Colorado  80202

 PMC Investment Services, Inc.
 555 17th Street, 14th Floor
 Denver, Colorado  80202

 and

 100 Galleria Pkwy, Suite 1200
 Atlanta, Georgia

EXHIBIT 10.9
                      GUARANTEE AGREEMENT

           GUARANTEE AGREEMENT, dated as of July 9, 1998, between PMC Investment Services, Inc., a Delaware corporation ("PIS"), Portfolio Technology Services, Inc., a Colorado corporation ("PTS"), and Portfolio Management Consultants, Inc., a Colorado corporation ("PMC" and each of PIS, PTS and PMC, a "Guarantor"), and Dundee Bancorp Inc., an Ontario corporation ("Lender").


                                   RECITALS

           A. PMC International, Inc., a Colorado corporation (the "Company"), and the Lender have entered into a Loan Agreement, dated as of July __, 1998 (as the same may be modified, supplemented or restated from time to time, the "Loan Agreement"), pursuant to which the Lender has agreed to extend to the Company a loan in the amount of $1.5 million, subject to the terms and conditions set forth in the Loan Agreement.

           B. The Company owns, beneficially and of record, all of the issued and outstanding capital stock of each of the Guarantors.

           C. The obligation of the Lender to extend the loan to the Company pursuant to the Loan Agreement is conditioned upon the execution and delivery by each of the Guarantors of a Guarantee Agreement to guarantee the performance by the Company of its obligations under the Loan Agreement.

           D. In order to induce Lender to enter into the Loan Agreement and to extend to the Company the loan provided for thereunder, each Guarantor is willing to enter into this Guarantee Agreement, providing for the guarantee by such Guarantor, jointly and severally with each other Guarantor, of the Company's obligations under the Loan Agreement, the Note, the Borrower Security Agreement and the Pledge Agreement (collectively, the "Principal Documents").

           E. Capitalized terms used in this Guarantee Agreement without definition have the meanings given to them in the Loan Agreement.

           NOW, THEREFORE, for good and valuable consideration, receipt and sufficiency of which are hereby acknowledged, the Guarantors hereby agree with the Lender as follows:

           Section 1. Guarantee. Each Guarantor hereby unconditionally and irrevocably guarantees, jointly and severally with each other Guarantor, to Lender (a) the due, prompt and complete payment by the Company of the principal of and the premium, if any, and interest on, and any other amount becoming due under, each Principal Document, when and as the same shall become due and payable (whether at stated maturity or by required or optional prepayment or by declaration or otherwise) in accordance with the terms of the Principal Documents, and (b) the due, prompt and faithful performance of, and compliance with, all obligations, covenants, terms, conditions and undertakings of the Company contained in the Principal Documents and in any other agreement or document executed by the Company pursuant to the Principal Documents (such Principal Documents and other agreements and documents being sometimes collectively hereinafter referred to as the "Operative Documents", and the amounts payable by the Company under any of the Operative Documents, and all other obligations of the Company thereunder, being sometimes collectively hereinafter referred to as the "Guaranteed Obligations"). This guarantee is a guarantee of payment, performance and compliance and not of collectibility and is in no way conditioned or contingent upon any attempt to collect from or enforce performance or compliance by the Company or upon any other event, contingency or circumstance whatsoever. If for any reason whatsoever the Company shall fail or be unable duly, punctually and fully to pay such amounts as and when the same shall become due and payable or to perform or comply with any Guaranteed Obligation, whether or not such failure or inability shall constitute an "Event of Default" under the Loan Agreement, each Guarantor, jointly and severally, without demand, presentment, protest or notice of any kind, will forthwith pay or cause to be paid such amounts to Lender, in lawful money of the United States, at the place specified in the applicable Operative Document, or perform or comply with such Guaranteed Obligations or cause such Guaranteed Obligations to be performed or complied with, together with interest (in the amounts and to the extent required of the Company under such Operative Document) on any amount due and owing from the Company. Each Guarantor, jointly and severally, promptly after demand, will pay to Lender the reasonable costs and expenses of collecting such amounts or otherwise enforcing this Guarantee Agreement, including, without limitation, the reasonable fees and expenses of counsel.

           Section 2.  Guarantor's
Obligations Unconditional. The obligations of each Guarantor under this Guarantee Agreement are primary, absolute and unconditional obligations of such Guarantor, shall not be subject to any counterclaim, set-off, deduction, diminution, abatement, recoupment, suspension, deferment, reduction or defense based upon any claim the Guarantor or any other Person may have against the Company, the Lender or any other Person, and shall remain in full force and effect without regard to, and shall not be released, discharged or in any way affected by, any circumstance or condition whatsoever (whether or not such Guarantor or the Company shall have any knowledge or notice thereof), including, without limitation:

           (a) any termination, waiver, amendment or modification of or deletion from or addition or supplement to or other change in any of the Operative Documents;
            (b) any furnishing, acceptance or release of, or any defect in any security for, any of the Guaranteed Obligations, or the failure of any Person (including the Lender) to perfect any security interest;

           (c) any failure, omission or delay on the part of the Company to conform or comply with any term of any of the Operative Documents, including, without limitation, failure to give notice to the Guarantor of the occurrence of a default or an Event of Default;

           (d) any waiver of the payment, performance or observance of any of the obligations, conditions, covenants or agreements contained in any Operative Document, or any other waiver, consent, extension, indulgence, compromise, settlement, release or other action or inaction under or in respect of any of the Operative Documents or any obligation or liability of the Company, or any exercise or non-exercise of any right, remedy, power or privilege under or in respect of any such instrument or agreement or any such obligation or liability;

           (e) any failure, omission or delay on the part of the Lender to enforce, assert or exercise any right, power or remedy conferred on it in this Guarantee Agreement or in any Operative Document;

           (f) any voluntary or involuntary bankruptcy, insolvency, reorganization, arrangement, readjustment, assignment for the benefit of creditors, composition, receivership, conservatorship, custodianship, liquidation, marshalling of assets and liabilities or similar proceedings with respect to the Company, any Guarantor or any other Person or any of their respective properties or creditors, or any action taken by any trustee or receiver or by any court in any such proceeding;

           (g) any limitation on the liability or obligations of the Company or any other Person under any of the Operative Documents, or any discharge, termination, cancellation, frustration, irregularity, invalidity or unenforceability, in whole or in part, of any of the Operative Documents or any term of this Guarantee Agreement;

           (h) any merger or consolidation of the Company or any Guarantor into or with any other Person, or any sale, lease or transfer of any of the assets of the Company or any Guarantor to any other Person;

           (i) any change in the ownership of any shares of capital stock of the Company or any Guarantor, or any change in the relationship between the Company and any Guarantor, or any termination of such relationship; or
            (j) any other occurrence, circumstance, happening or event whatsoever, whether similar or dissimilar to the foregoing, whether foreseen or unforeseen, and any other circumstance that might otherwise constitute a legal or equitable defense or discharge of the liabilities of a guarantor or surety or might otherwise limit recourse against any Guarantor.

           Section 3.  Full Recourse Obligations;
Maximum Liability. (a) The obligations of each Guarantor set forth herein constitute the full recourse obligations of such Guarantor enforceable against such Guarantor to the full extent of all of such Guarantor's assets and properties.

           (b) Notwithstanding any other provision hereof, the liability of no Guarantor hereunder shall exceed the greater of (x) 95% of the Adjusted Net Worth (as defined below) of such Guarantor as of the date hereof and (y) 95% of the Adjusted Net Worth of such Guarantor on the date on which payment under this Guarantee Agreement is sought. As used herein, the term "Adjusted Net Worth" of a Guarantor means the excess of (i) the amount of the fair saleable value of the assets of such Guarantor determined in accordance with applicable federal and state laws governing determinations of solvency over
(ii) the amount of all liabilities of such Guarantor, including contingent liabilities (but excluding contingent liabilities of such Guarantor as Guarantor hereunder), determined in accordance with such laws.

           Section 4. Waiver. Each Guarantor unconditionally waives, to the extent permitted by applicable law, (a) notice of any of the matters referred to in Section 2, (b) notice to such Guarantor of the incurrence of any of the Guaranteed Obligations, notice to such Guarantor or the Company of any breach or default by the Company with respect to any of the Guaranteed Obligations or any other notice that may be required, by statute, rule of law or otherwise, to preserve any rights of Lender against such Guarantor,
(c) presentment to or demand of payment from the Company or any Guarantor with respect to any Operative Document or protest for nonpayment or dishonor,
(d) any right to the enforcement, assertion or exercise by the Lender of any right, power, privilege or remedy conferred in any Operative Document or otherwise, (e) any requirement of diligence on the part of Lender, (f) any requirement to exhaust any remedies or to mitigate the damages resulting from any default under any Operative Document, (g) any notice of any sale, transfer or other disposition of any right, title to or interest in any Operative Document, (h) any release of any Guarantor from such Guarantor's obligations hereunder resulting from any loss by such Guarantor of such Guarantor's rights of subrogation hereunder or otherwise and (i) any other circumstance whatsoever that might otherwise constitute a legal or equitable discharge, release or defense of a guarantor or surety or might otherwise limit recourse against such Guarantor.

           Section 5. Subrogation. Upon the payment in full of all principal of and premium, if any, and interest on the Loan and any other amounts payable by the Company under the Operative Documents, and the performance in full of all obligations to be performed or observed by the Company under or pursuant to the Operative Documents, each Guarantor shall be subrogated to the rights of Lender in respect of any payment or other obligation with respect to which an amount has been paid by such Guarantor hereunder. No Guarantor shall seek to exercise any rights of subrogation, reimbursement or indemnity arising from payments made by such Guarantor pursuant to the provisions of this Guarantee Agreement until the full and complete payment or performance and discharge of the Guaranteed Obligations.

           Section 6.  Effect of
Bankruptcy Proceedings, etc. This Guarantee Agreement shall continue to be effective or shall be automatically reinstated, as the case may be, if at any time payment, in whole or in part, of any of the sums due Lender pursuant to the terms of any Operative Document is rescinded or must otherwise be restored or returned by Lender upon the insolvency, bankruptcy, dissolution, liquidation or reorganization of the Company or any other Person, or upon or as a result of the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to the Company or other Person or any substantial part of its property, or otherwise, all as though such payment had not been made. If an event permitting the acceleration of the maturity of any principal amount of the Loan shall at any time have occurred and be continuing, and such acceleration shall at such time be prevented by reason of the pendency against the Company or any other Person of a case or proceeding under a bankruptcy or insolvency law, each Guarantor agrees that, for purposes of this Guarantee Agreement and such Guarantor's obligations hereunder, the maturity of the principal amount of the Loan shall be deemed to have been accelerated with the same effect as if Lender had accelerated the same in accordance with the terms of the Loan Agreement, and such Guarantor shall forthwith, jointly and severally with the other

Guarantor, pay such principal amounts, any interest thereon and any other amounts guaranteed hereunder without further notice or demand.

           Section 7. Subordination. (a) Each Guarantor hereby agrees that until such time as all of the Guaranteed Obligations shall be paid and performed in full, any Subordinated Indebtedness (as hereinafter defined) is and shall be expressly subordinated, to the extent and in the manner hereinafter set forth, in right of payment to the prior payment of the Guaranteed Obligations.

           (b) The term "Subordinated Indebtedness" shall mean, at any time, the then outstanding aggregate principal amount of all indebtedness of the Company to any Guarantor in respect of borrowed money, fees, royalties or other advance or arrangement, all accrued and unpaid interest and premium, if any, thereon and all expenses incurred by and all indemnities payable to any Guarantor pursuant to any agreement between the Company and such Guarantor in respect of any such indebtedness or otherwise.

           (c) Upon the occurrence of an "Event of Default" under the Loan Agreement, or an event which but for the lapse of time or the giving of notice or both would be such an Event of Default, unless and until such Event of Default or event shall have been remedied or waived, no direct or indirect payment (in cash, property or securities or by set-off or otherwise) shall be made or agreed to be made on account of the Subordinated Indebtedness and no Guarantor shall demand, collect or receive any payment on account of any Subordinated Indebtedness.

           (d) In the event of any bankruptcy, receivership, liquidation, reorganization or other similar proceedings relating to the Company, or in the event of any proceedings for the voluntary or involuntary liquidation, dissolution or other winding-up of the Company, whether or not involving insolvency or bankruptcy proceedings, all of the Guaranteed Obligations (including any interest accruing at the legal rate after the commencement of any such proceedings and any additional interest that would have accrued but for the commencement of such proceedings) shall first be paid in full before any payment or distribution, whether in cash, securities or other property, shall be made to any Guarantor on account of any Subordinated Indebtedness. Any payment or distribution, whether in cash, securities or other property, which would otherwise (but for these subordination provisions) be payable or deliverable in respect of any Subordinated Indebtedness shall be paid or delivered directly to the Lender (or to a banking institution selected by the court or designated by the Lender) and to the holders of any other senior indebtedness of the Company that may then be outstanding, in accordance with the priorities then existing among such holders until all of the Guaranteed Obligations shall have been paid in full.

           (e) If any payment or distribution of any character, whether in cash, property or otherwise, shall be received by any Guarantor in contravention of any of the terms of the provisions of this Section 7, such payment or distribution shall be paid over to Lender and to the holders of any other senior indebtedness of the Company that may then be outstanding, in accordance with the priorities then existing among such holders. Upon payment in full of all of the Guaranteed Obligations, each Guarantor shall be subrogated to the rights of Lender and any holders of any other senior indebtedness of the Company to receive payments or distributions of assets made with respect to the Guaranteed Obligations to the extent of amounts payable to such Guarantor which, pursuant to the provisions of this Section
7, were paid to Lender or such holders and, for the purposes of such subrogation, no payments to Lender or such holders of any character to which such Guarantor would be entitled except for the provisions hereof shall, as between the Company and its creditors other than the Lender or such holders, on the one hand, and such Guarantor, on the other, be deemed to be a payment or distribution by the Company to or on account of the Guaranteed Obligations.

           Section 8.  Term of Agreement.  This Guarantee
Agreement and all guarantees, covenants and agreements of each Guarantor contained herein shall continue in full force and effect and shall not be discharged until such time as all of the Guaranteed Obligations shall be paid and performed in full and all of the agreements of each Guarantor hereunder shall be duly paid and performed in full.

           Section 9. Notices. All notices, requests and other communications to any party hereunder shall be in writing and shall be given to such party at the address or facsimile number set forth on Schedule I to this Guarantee Agreement, or such other address or facsimile number as such party may hereafter specify for the purpose by notice to the other party. Each such notice, request or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this Schedule I to this Guarantee Agreement.

           Section 10.  Further Assurances.  Each Guarantor
hereby agrees to execute and deliver all such instruments and take all such action as Lender may from time to time reasonably request in order to effectuate fully the purposes of this Guarantee Agreement and to establish and perfect the rights and remedies intended to be created in favor of the

Lender hereunder or under any of the Operative Documents. Each Guarantor shall cooperate with Lender to procure due performance by the Company of the provisions of the Operative Documents.

           Section 11.  WAIVER OF JURY TRIAL.  EACH OF THE
GUARANTORS AND LENDER HEREBY IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL OR EQUITABLE ACTION, SUIT OR PROCEEDING ARISING OUT OF OR RELATING TO THIS GUARANTEE AGREEMENT OR THE OTHER "LOAN DOCUMENTS" OR ANY TRANSACTION CONTEMPLATED HEREBY OR THEREBY OR THE RELATIONSHIP ESTABLISHED HEREUNDER OR THEREUNDER.

           Section 12.  GOVERNING LAW; VENUE AND JURISDICTION
THE VALIDITY OF THIS GUARANTEE AGREEMENT, THE
CONSTRUCTION, INTERPRETATION AND ENFORCEMENT HEREOF AND THE RIGHTS OF THE PARTIES HERETO SHALL BE DETERMINED UNDER, GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK. EACH GUARANTOR AGREES THAT ALL ACTIONS OR PROCEEDINGS ARISING IN CONNECTION WITH THIS AGREEMENT AND EACH OTHER "LOAN DOCUMENT" SHALL BE TRIED AND LITIGATED IN FEDERAL OR, IN THE ABSENCE OF FEDERAL SUBJECT MATTER JURISDICTION, STATE COURTS LOCATED IN THE STATE OF NEW YORK UNLESS SUCH ACTIONS OR PROCEEDINGS
ARE REQUIRED TO BE BROUGHT IN ANOTHER COURT TO OBTAIN SUBJECT MATTER JURISDICTION OVER THE MATTER IN CONTROVERSY. EACH OF THE GUARANTORS AND THE COLLATERAL AGENT WAIVES, TO THE FULLEST EXTENT PERMISSIBLE UNDER APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO ASSERT BY WAY OF MOTION, AS A DEFENSE OR OTHERWISE THE DOCTRINE OF FORUM NON CONVENIENS OR TO OBJECT TO VENUE IN ANY PROCEEDING BROUGHT IN ACCORDANCE WITH THE IMMEDIATELY PRECEDING SENTENCE. SERVICE OF PROCESS, SUFFICIENT FOR PERSONAL JURISDICTION IN ANY ACTION AGAINST ANY GUARANTOR, MAY BE MADE BY REGISTERED OR CERTIFIED MAIL, RETURN RECEIPT REQUESTED, TO ITS ADDRESS INDICATED IN SECTION 9.

           Section 13. Amendments, Etc. No amendment, modification, supplement, termination, consent or waiver of this Guarantee Agreement or any term or provision of this Guarantee Agreement shall be effective and binding unless in writing and signed by the Lender. Any such waiver will be effective only in the specific instance and for the specific purpose for which it is given.

           Section 14. Successors and Assigns. This Guarantee Agreement is for the benefit of the Lender and its successors, assigns and participants, and in the event of an assignment of or the granting of a participation in all or any of the Guaranteed Obligations, the rights hereunder, to the extent applicable to the indebtedness so assigned or participated out, may be transferred with such indebtedness.

           Section 15. Severability. Any provision of this Guarantee Agreement which is illegal, invalid, prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such illegality, invalidity, prohibition or unenforceability without invalidating or impairing the remaining provisions hereof or affecting the validity or enforceability of such provision in any other jurisdiction. To the extent permitted by applicable law, each Guarantor hereby waives any provision of law that renders any provisions hereof prohibited or unenforceable in any respect.

           Section 16. Counterparts; Section Headings. This Agreement may be executed in any number of counterparts, each of which is an original, but all of which together constitute but one instrument. Except as otherwise indicated, references herein to any "Section" means a "Section" of this Agreement, and the section headings in this Agreement are for purposes of reference only and shall not limit or define the meaning hereof.

           IN WITNESS WHEREOF, each Guarantor and Lender has caused this Guarantee Agreement to be duly executed as of the day and year first above written.

                               GUARANTORS:

                               PMC INVESTMENT SERVICES, INC.


                               By   /s/ Kenneth S. Phillips
                                  Name:
                                  Title:


                               PORTFOLIO TECHNOLOGY SERVICES, INC.


                               By   /s/ Kenneth S. Phillips
                                  Name:
                                                            Title:


                               PORTFOLIO MANAGEMENT
                               CONSULTANTS, INC.


                               By   /s/ Kenneth S. Phillips
                                  Name:
                                                            Title:


                               LENDER:

                               DUNDEE BANCORP INC.


                               By   /s/ Ray Benzinger
                                  Name:
                                  Title:

                                                                     Schedule I
                                                        to the
                                           Guarantee Agreement

                            Notices

Guarantors:

If to PMC Investment Services, Inc.:

           PMC Investment Services, Inc.
           555 17th Street, 14th Floor
           Denver, Colorado  80202
           Attention:     Kenneth S. Phillips
                          Scott A. McKillop
           Tel:  (303) 292-1177
           Fax:  (303) 293-2152

If to Portfolio Technology Services, Inc.

           Portfolio Technology Services, Inc.
           555 17th Street, 14th Floor
           Denver, Colorado  80202
           Attention:     Kenneth S. Phillips
                          Scott A. McKillop
           Tel:  (303) 292-1177
           Fax:  (303) 293-2152

If to Portfolio Management Consultants, Inc.

           Portfolio Management Consultants, Inc.
           555 17th Street, 14th Floor
           Denver, Colorado  80202
           Attention:     Kenneth S. Phillips
                          Scott A. McKillop
           Tel:  (303) 292-1177
           Fax:  (303) 293-2152

In the case of each Guarantor, with a copy to:

           Holme Roberts & Owen LLP
           1700 Lincoln Street
           Denver, Colorado  80203
           Attention:  Linda K. Wackwitz
           Tel:  (303) 861-7000
           Fax:  (303) 866-0200

If to Dundee Bancorp Inc.:

           Dundee Bancorp Inc.
           40 King Street West
           Scotia Plaza - 55th Floor
           Toronto, Canada M5H 4A9
           Attention: Ray Benzinger
           Tel:  (416) 365-5113
           Fax:  (416) 363-4536

           with a copy to:

           Debevoise & Plimpton
           875 Third Avenue
           New York, New York 10022
           Attention:  Steven Ostner
           Tel:  (212) 909-6000
           Fax:  (212) 909-6836

EXHIBIT 10.10
                       PLEDGE AGREEMENT

           PLEDGE AGREEMENT, dated as of July 9, 1998, between PMC International, Inc., a Colorado corporation (the "Pledgor"), and Dundee Bancorp Inc., an Ontario corporation, as pledgee (the "Pledgee").


                           RECITALS

            1. The Pledgor is the legal and beneficial owner of all of the issued and outstanding shares of capital stock of (i) PMC Investment Services, Inc., a Delaware corporation ("PIS"), (ii) Portfolio Technology Services, Inc., a Colorado corporation ("PTS"), (iii) Portfolio Management Consultants, Inc., a Colorado corporation ("PMC"), and (iv) Portfolio Brokerage Services Inc., a Colorado corporation ("PBS" and together with PIS, PTS and PMC, the "Pledged Subsidiaries").

            2. Pursuant to the Loan Agreement, dated as of July __, 1998 (as the same may be modified, supplemented or restated from time to time, the "Loan Agreement"), between the Pledgor, as borrower, and Dundee Bancorp Inc., as lender (in such capacity, the "Lender"), the Lender has agreed to extend to the Pledgor a loan in the amount of $1.5 million (the "Loan"), subject to the terms and conditions set forth in the Loan Agreement.

            3. In order to induce the Lender to enter into the Loan Agreement and to extend the Loan, the Pledgor has agreed to pledge to the Pledgee all of the shares of capital stock of each Pledged Subsidiary as security for the performance of its obligations under the Loan Agreement.

            4. Capitalized terms used in this Agreement without definition have the meanings given to them in the Loan Agreement, except that the term "UCC" shall have the meaning given to it in the Borrower Security Agreement.

           NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Pledgor hereby agrees with the Pledgee as follows:


           Section 1. Security for Obligations. This Agreement is entered into to secure (a) the payment of the principal of and premium and interest on the Loan (including, without limitation, interest accruing after the date of any filing by Pledgor of any petition in bankruptcy or the commencement of any bankruptcy, insolvency or similar proceeding with respect to Pledgor) as and when the same becomes due and payable in accordance with the terms of the Loan Agreement, whether at maturity or by prepayment, acceleration, declaration of default or otherwise, (b) the payment of all other indebtedness and other amounts payable by the Pledgor under the Loan Agreement, the Note, this Agreement and the other Loan Documents, (c) the due and punctual performance by Pledgor of and compliance by the Pledgor with all its obligations under the Loan Agreement, the Note, this Agreement and all other Loan Documents, and (d) all extensions and renewals of any of the foregoing (all of the payment and performance obligations referred to in this Section 1 being referred to collectively as the "Secured Obligations").

           Section 2. Pledge of Shares, Etc. As security for the prompt payment and performance of the Secured Obligations when due (whether at stated maturity, by acceleration or otherwise), the Pledgor hereby pledges to the Pledgee and grants, transfers and sets over to the Pledgee a continuing security interest in all the following property, whether now owned or hereafter acquired and whether now or in the future existing (collectively, the "Collateral"):

           (a) all of the issued and outstanding shares of capital stock of each Pledged Subsidiary;

           (b) all additional shares of capital stock and other equity securities of any class of the Pledged Subsidiaries from time to time acquired by Pledgor in any way (the property described in clause (a) above and this clause (b) being referred to collectively as "Pledged Stock");

           (c) all subscriptions, warrants, rights or options of Pledgor to acquire any shares of capital stock or other equity securities of any Pledged Subsidiary or any interest therein;

           (d) all dividends, instruments, cash and other property or rights of any kind at any time received, receivable or otherwise distributed or distributable with respect to any of the property described in clauses
      (a) through (c) above;

           (e) all certificates or other writings representing or evidencing any of the property described in clauses (a) through (d) above;

           (f) all proceeds of any of the property described in clauses (a) through (e) above; and

           (g) all books, correspondence, credit files, electronic data, records, invoices and other papers and documents relating to any of the foregoing.

           Section 3. Representations and Warranties. The Pledgor represents and warrants to the Pledgee as follows:

           (a) The issued and outstanding shares of capital stock of PIS consists solely of 920 shares of common stock; the issued and outstanding capital stock of PTS consists solely of 100 shares of common stock; the issued and outstanding capital stock of PMC consists solely of 23,492.67 shares of Class A common stock and 18,907.33 shares of Class B common stock; and the issued and outstanding capital stock of PBS consists solely of 1,000 shares of common stock (all of the shares described in this clause (a) being referred to collectively as the "Shares").

           (b) The Pledgor is the record and beneficial owner of the Shares, free and clear of any Lien except for the Lien created by this Agreement.

           (c) All of the Shares have been duly and validly issued and are fully paid and non-assessable. There are no preemptive, conversion or similar rights on the part of any Person with respect to the capital stock of any Pledged Subsidiary. There are no subscriptions, options, warrants or other agreements or arrangements of any kind, contingent or otherwise, obligating the Pledgor or any Pledged Subsidiary to sell or issue, or cause to be sold or issued, any equity interest in any Pledged Subsidiary, and no authorization therefor has been given. There are no securities convertible into or exchangeable for any equity interests of any Pledged Subsidiary, and no authorization therefor has been given.
      No Person has any contractual or other right or obligation to purchase or otherwise acquire any shares or other equity interests in any Pledged Subsidiary.

           (d) Upon delivery to the Pledgee of the certificates evidencing the Shares, the security interest granted pursuant to this Agreement will constitute a valid perfected first priority security interest in the Shares, enforceable as such against all creditors of the Pledgor and any Persons purporting to purchase any Shares from Pledgor.

           Section 4.  Voting Rights, Dividends and Other Distributions, Etc.

            4.1 Prior to Event of Default. So long as no Event of Default has occurred and is continuing, the Pledgor will remain entitled to exercise any and all voting and other consensual rights pertaining to the Pledged Stock and to receive and use cash dividends as and to the extent permitted by the Loan Agreement, in either case for any purpose not inconsistent with the terms of this Agreement or any other Loan Document.

            4.2 After Event of Default. For so long as an Event of Default is continuing, (i) the Pledgor may not exercise any voting or other consensual rights with respect to any Pledged Stock without the prior written consent of the Pledgee, (ii) the right, if any, of Pledgor to receive cash dividends in respect of the Pledged Stock will cease and all such dividends must be paid directly to the Pledgee (or if received by Pledgor will be deemed held in trust by Pledgor for the benefit of, and must be turned over immediately by Pledgor to, the Pledgee) and thereafter will be held and disposed of by the Pledgee as part of the Collateral, and (iii) if the Pledgee has notified the Pledgor that it elects to exercise the Pledgee's right to exercise voting and other consensual rights hereunder, all rights of Pledgor to exercise the voting and other consensual rights which Pledgor would otherwise be entitled to exercise pursuant to Section 4.1 will cease, all such rights will thereupon become vested in the Pledgee, who during the continuance of such Event of Default will have (directly or through its nominee) the sole right to exercise such voting and other consensual rights, including, without limitation, (A) all voting, corporate and other rights pertaining to any of the Pledged Stock, (B) all rights to give consents, waivers and ratifications in respect thereof and (C) any and all rights of conversion, exchange, subscription and any other rights, privileges or options pertaining to any of the Pledged Stock as if it were the absolute owner thereof, and in connection therewith, the right to deposit and deliver any and all of the Pledged Stock with any committee, depositary, transfer agent, registrar or other designated agency upon such terms and conditions as it may determine, all without liability except to account for property actually received by it (the Pledgor hereby irrevocably constituting and appointing the Trustee the proxy and attorney-in-fact of the Pledgor, with full power of substitution, to do or take any of the above actions for as long as the Event of Default is continuing). The Pledgee will have no duty to Pledgor to exercise any such right and will not be responsible for any failure to do so or delay in so doing. In order to permit the Pledgee to exercise the voting and other consensual rights which it may be entitled to exercise pursuant to this Section 4.2, and to receive all dividends and distributions which it may be entitled to receive under this Section 4.2, the Pledgor will, upon written notice from the Pledgee, from time to time execute and deliver to the Pledgee appropriate proxies, dividend payment orders and other instruments as the Pledgee may reasonably request.

           Section 5.  Covenants of Pledgor.

            5.1 Sale of Collateral, Etc. Pledgor will not (i) sell, assign, transfer, convey, or otherwise dispose of, or grant any option with respect to, any of the Collateral, or (ii) create or permit to exist any Lien upon or with respect to any of the Collateral, except for the Lien created by this Agreement.

            5.2 Delivery of Stock Certificates, Etc. Pledgor will immediately deliver to the Pledgee all certificates or other writings representing or evidencing any of the Shares and any other "securities" or "instruments" (as such terms are defined in the UCC) included in the Collateral at any time acquired or received by Pledgor, directly or indirectly, either in suitable form for transfer by delivery, or issued in the name of Pledgor and accompanied by stock powers or other appropriate instruments of transfer or assignment, duly executed by Pledgor in blank and undated, and in either case having attached thereto all requisite federal or state stock transfer tax stamps, all in form and substance satisfactory to the Pledgee.

            5.3 Other Distributions. Except for cash dividends permitted to be paid to Pledgor pursuant to Section 4.1, Pledgor will cause all dividends and distributions of any kind on the Pledged Stock (including any sums paid upon or in respect of the Pledged Stock upon the liquidation or dissolution of the issuer thereof or upon the recapitalization or reclassification of the capital of the issuer thereof or upon the reorganization of the issuer thereof) to be paid directly to the Pledgee (and if any such dividends or distributions are received by Pledgor, Pledgor will hold them in trust for the benefit of, and will immediately turn them over to, the Pledgee) and the Pledgee will hold and dispose of all such dividends and distributions as part of the Collateral.

            5.4 Additional Capital Stock of any Pledged Subsidiary. Pledgor will not permit or suffer any Pledged Subsidiary to issue any shares of capital stock or any subscriptions, warrants, options or rights to acquire the same or any securities convertible into or granting the right to purchase or exchange for any shares of capital stock of any Pledged Subsidiary except to Pledgor, and then only unless such capital stock, subscriptions, warrants, options or rights are duly and validly pledged to the Pledgee as additional Collateral under this Agreement.

            5.5 Records; Location of Records; Inspection. Pledgor will keep full and accurate books and records relating to the Collateral, and stamp or otherwise mark such books and records in such manner as is necessary or desirable in order to reflect the pledge and security interest granted pursuant to this Agreement. Pledgor will permit representatives of the Pledgee at any time upon reasonable advance notice to inspect and make abstracts from its books and records pertaining to the Collateral and to discuss matters relating to the Collateral with officers of Pledgor.

            5.6 Costs, Expenses and Certain Taxes. Pledgor will pay to the Pledgee from time to time on demand any and all costs and expenses, including attorneys' fees and expenses, paid or incurred by or on behalf of the Pledgee in connection with the administration or enforcement of this Agreement or the collection of any amount payable by Pledgor under this Agreement, whether or not any legal proceeding is commenced hereunder or thereunder and whether or not any Default or Event of Default has occurred and is continuing. The Pledgor will indemnify the Pledgee on demand against any loss, liability or expense incurred by the Pledgee arising out of or in connection with the acceptance or administration of this trust, or any action or omission of the Pledgee hereunder, including the costs and expenses of defending itself against any claim or liability (including any claim by Pledgor) in connection with the exercise or performance of any of its powers or duties hereunder; provided that the Pledgee shall not have the right to be indemnified hereunder for its own gross negligence or willful misconduct as determined by a court of competent jurisdiction. All amounts payable to the Pledgee under this Section 5.6 accrue interest until paid in full at the default interest rate in the Loan Agreement from the date of demand therefor. All such amounts shall constitute additional indebtedness of the Pledgor secured hereunder and shall be payable on demand. Pledgor will also pay, and will hold the Pledgee harmless from, any and all liabilities with respect to, or resulting from any delay in paying, any and all stamps, excise, sales or other taxes which may be payable or determined to be payable with respect to any of the Collateral or in connection with any of the transactions contemplated by this Agreement.

            5.7 Priority of Security Interest; Further Assurances. (a) Pledgor will at all times cause the security interest granted pursuant to this Agreement to constitute a valid perfected first priority security interest in the Collateral, enforceable as such against all creditors of Pledgor and any Persons purporting to purchase any Collateral from Pledgor.

           (b) Pledgor will at any time and from time to time, at its own expense, promptly execute and deliver all further instruments and documents, and take all further actions, as may be necessary or desirable, or that the Pledgee may reasonably request, in order to (i) grant more effectively a security interest in favor of the Pledgee in all or any portion of the Collateral, (ii) maintain, preserve, or perfect the Lien created or purported to be created by this Agreement and the first priority status of such lien,
(iii) preserve and defend against any Person Pledgor's rights in and title to the Collateral and the rights purported to be granted therein by this Agreement, (iv) enable the Pledgee to exercise and enforce its rights and remedies hereunder, or (v) carry out more effectively the purposes of this Agreement.

           Section 6.  Rights of the Pledgee.

            6.1 No Obligations or Liability to Pledgor. The rights and powers of the Pledgee hereunder are not contingent upon the pursuit by the Pledgee of any right or remedy against Pledgor or against any other Person which may be or become liable in respect of any of the Secured Obligations or against any other collateral security or guarantee therefor or right of offset with respect thereto, but are solely to protect its interest in the Collateral. The Pledgee will not be liable for any failure to demand, collect or realize upon all or any part of the Collateral or for any delay in doing so, nor is the Pledgee under any obligation to sell or otherwise dispose of any Collateral upon the request of Pledgor or any other Person or to take any other action whatsoever with regard to the Collateral or any part thereof. No action or inaction on the part of the Pledgee hereunder or under any other Loan Document will release Pledgor from any of its obligations hereunder or under any other Loan Document, or constitute an assumption of any such obligations on the part of the Pledgee, or cause the Pledgee to become subject to any obligation or liability to Pledgor. The Pledgee has no obligation to perform any of the obligations or duties of Pledgor as a shareholder of the Pledged Subsidiaries.

            6.2 Right of Pledgee to Perform Pledgor's Covenants, Etc. If Pledgor fails to make any payment or to perform any agreement required to be made or performed hereunder, the Pledgee may (but need not) at any time thereafter make such payment or perform such act, or otherwise cause such payment or performance. No such action will create any liability to Pledgor on the part of the Pledgee. All amounts so paid by the Pledgee and all costs and expenses (including, without limitation, reasonable attorneys' fees and expenses) incurred by the Pledgee in any such performance shall accrue interest from the date paid or disbursed until reimbursed to the Pledgee in full by or on behalf of Pledgor at the rate established in Section 5.6. All such amounts shall constitute additional indebtedness of the Pledgor secured hereunder and shall be payable on demand.

            6.3 Registration of Securities in Name of Pledgee. In addition to its rights under the last sentence of Section 4.2, if the Pledgee determines that registration of any of the Pledged Stock in the name of the Pledgee or its nominee is necessary or desirable to protect the interests of the Pledgee, then the Pledgee may without notice to or consent of Pledgor cause any or all of the Pledged Stock to be so registered, and the Pledgor will take all reasonable actions to accomplish such registration. Notwithstanding any such registration, the Pledgee and any such nominee will continue to hold such Pledged Stock on the terms and conditions set forth herein.

            6.4 Additional Security. Without notice to or consent of Pledgor and without impairment of the security interest and rights granted pursuant to this Agreement, the Pledgee may accept from any other Person or Persons, additional security for the Secured Obligations. Neither the giving of this Agreement nor the acceptance of any such additional security will prevent the Pledgee from resorting, first to such additional security, or, first to the security created by this Agreement, in either case without affecting the Pledgee's security interest and rights granted pursuant to this Agreement.

            6.5 Release of the Pledge and Security Interest Created Hereby. Upon payment in full of the outstanding principal amount of, and all premium, if any, and accrued interest on the Loan in accordance with the Loan Agreement and payment or satisfaction of all other Secured Obligations, the Pledgee will, upon the written request of Pledgor, promptly return to the Pledgor all Collateral held by the Pledgee.

           Section 7.  Remedies and Enforcement.

            7.1 Remedies in Case of an Event of Default. If an Event of Default has occurred and is continuing, then in addition to the actions referred to in Section 4.2 the Pledgee may take any or all of the following actions, without demand of performance or other demand, advertisement or notice of any kind to or upon Pledgor or any other Person (except as specified in Section 7.1(b)) all and each of which are hereby expressly waived by Pledgor:

           (a) The Pledgee may, in its own name or at its sole option in the name of Pledgor, exercise any or all of the rights, powers and privileges of, and pursue any or all of the remedies accorded to, Pledgor under the Collateral and may exclude Pledgor and all Persons claiming by, through or under Pledgor wholly or partly therefrom, including in such rights, privileges and remedies, but without limitation, all rights of Pledgor to demand, receive, sue for, compromise and settle all payments in respect of the Collateral, and in connection therewith to exercise all rights and remedies thereunder which Pledgor could enforce if this Agreement had not been made.

           (b) The Pledgee may forthwith collect, recover, receive, appropriate and realize upon the Collateral, or any part thereof, and/or may forthwith sell, assign, give an option or options to purchase, contract to sell or otherwise dispose of and deliver the Collateral, or any part thereof, in one or more parcels at public or private sale or sales, at such place and on such terms and conditions as it may deem advisable and at such prices as it may deem best, for cash or on credit or for future delivery without assumption of any credit risk. The Pledgee need not make any sale of Collateral even if notice thereof has been given, may reject any and all bids that in its commercially reasonable discretion it shall deem inadequate, and may adjourn any public or private sale. Without limiting the foregoing, Pledgor agrees that the Pledgee need not give more than ten days notice of the time and place of any public sale or of the time after which a private sale or other intended disposition is to take place and that such notice is reasonable notification of such matters, and waives all other demands or notices of any kind.

           (c) The Pledgee may, as a matter of right and without notice to Pledgor or any Person claiming by, through or under Pledgor, cause the appointment of a receiver for all or any part of the Collateral.

           (d) In addition to all other rights and remedies granted to it in this Agreement and in any other instrument or agreement securing, evidencing or relating to any of the Secured Obligations, the Pledgee will have and may exercise with respect to any or all of the Collateral all of the rights and remedies of a secured party under the UCC.

           Pledgor consents to and ratifies any action which the Pledgee may take to enforce its rights under this Section 7.1. Pledgor waives to the full extent permitted by law the benefit of all appraisement, valuation, stay, extension, moratorium and redemption laws now or hereafter in force and all rights of marshalling in the event of the sale of the Collateral or any part thereof or any interest therein. Pledgor will execute and deliver such documents as the Pledgee deems advisable or necessary in order that any such sale or disposition be made in compliance with applicable law.

           Any sale or other disposition of the Collateral or any part thereof or interest therein in the exercise of any remedy hereunder will constitute a perpetual bar against Pledgor and any Persons claiming by, through or under Pledgor. Upon any such sale or other disposition, the receipt of the officer making the sale or other disposition or of the Pledgee is a sufficient discharge to the purchaser for the purchase money, and such purchaser will have no duty to see to the application thereof.

            7.2 Application of Proceeds Following an Event of Default. All amounts held or collected by the Pledgee as part of the Collateral
(including, without limitation, all amounts realized as a result of the exercise of any rights and remedies hereunder) following the occurrence of any Event of Default will be applied forthwith by the Pledgee as provided in
Section 10 of the Borrower Security Agreement.

            7.3 Purchase of Collateral by Pledgee. The Pledgee may be a purchaser of the Collateral or any part thereof or any interest therein at any sale or other disposition hereunder and may apply against the purchase price the indebtedness secured hereby owing to such purchaser.

            7.4 Purchaser to Acquire Good Title. Any purchaser of the Collateral at any sale or other disposition thereof pursuant to this Section
7 will, upon any such purchase, acquire good title to the Collateral so purchased free of the Lien created by this Agreement and free of all rights of equity or redemption in Pledgor, which rights Pledgor hereby expressly waives and releases to the full extent permitted by law, and Pledgor will warrant and defend the title of such purchaser against all claims arising by, through or under the Pledgor. Nevertheless, if so requested by the Pledgee or any such purchaser, Pledgor will ratify and confirm any exercise of remedies by the Pledgee hereunder by executing and delivering to the Pledgee or such purchaser all bills of sale, assignments, releases and other proper instruments to effect such ratification and confirmation as may be designated in any such request. In addition, Pledgor will do or cause to be done all such other acts and things as may be reasonably necessary to make such exercise of remedies valid and binding and in compliance with any and all applicable laws, regulations, orders, writs, injunctions, decrees or awards of any and all courts, arbitrators or governmental instrumentalities, domestic or foreign, having jurisdiction over any such exercise, all at Pledgor's expense.

            7.5 Sale of Pledged Stock Without Registration. Pledgor recognizes that (i) the Pledgee may be unable to effect a public sale of any or all of the Pledged Stock by reason of the Securities Act of 1933, as amended (the "Securities Act"), and applicable state or foreign securities laws or otherwise, but may be compelled to resort to one or more private sales thereof to a restricted group of purchasers who will be obliged to agree, among other things, to acquire such securities for their own account for investment and not with a view to the distribution or resale thereof and who otherwise satisfy the requirements of any such applicable law, and
(ii) any such private sale may result in prices and other terms less favorable to the seller than if such sale were a public sale. No such sale will be deemed to have been made in a commercially unreasonable manner for the reason that it was made as a private sale rather than a public sale, and the Pledgee will be under no obligation to delay a sale of any of the Pledged Stock for the period of time necessary to permit the issuer of such securities to register such securities for public sale under the Securities Act, or under applicable state securities laws, or otherwise comply with applicable law, even if the issuer would agree to do so and would be able to do so.

            7.6 Appointment as Attorney-in-Fact. Pledgor hereby irrevocably constitutes and appoints the Pledgee, with full power of substitution, as Pledgor's attorney-in-fact, with full irrevocable power and authority in the place and stead of Pledgor and in the name of Pledgor or otherwise, from time to time in the Pledgee's discretion, to execute and deliver any and all bills of sale, assignments or other instruments which the Pledgee may deem necessary or advisable in its exercise of any of the remedies hereunder, and to take any other action to accomplish the purposes of this Agreement, including, without limitation, to ask, demand, collect, sue for, recover, compound, receive and give acquittance and receipt for moneys due and to become due under or in connection with the Collateral, to receive, endorse, and collect any drafts or other instruments, documents and chattel paper in connection therewith, and to file any claims or take any action or institute any proceedings which the Pledgee may deem to be necessary or desirable for the collection thereof, Pledgor hereby ratifying and confirming all that such attorney or any substitute may lawfully do by virtue hereof. This power of attorney is a power coupled with an interest and is irrevocable.

            7.7 No Waiver; Cumulative Remedies. No action or inaction of the Pledgee will be deemed to waive any of the rights, powers or remedies of the Pledgee hereunder except pursuant to a writing, signed by the Pledgee, and then only to the extent expressly set forth therein. A waiver by the Pledgee of any right, power or remedy on any one occasion will not bar the exercise of any right, power or remedy hereunder on any future occasion. No failure of the Pledgee to exercise nor delay of the Pledgee in exercising any right, power or remedy will preclude the exercise of any other right, power or remedy. If the Pledgee accepts payment of any amount secured hereby after its due date, it will not thereby be deemed to have waived its right to require prompt payment when due of all other amounts payable hereunder. Each right, power and remedy of the Pledgee provided for in this Agreement or now or hereafter existing at law or equity or by statute or otherwise is cumulative and concurrent and is in addition to every other such right, power or remedy of the Pledgee, and the exercise of any one or more of any such rights, powers or remedies with respect to any of the Collateral will not preclude the simultaneous or later exercise by the Pledgee of any other right, power or remedy with respect to any other Collateral.

            7.8 Restoration of Rights and Remedies. If the Pledgee has instituted any proceeding to enforce any right, power or remedy under this Agreement and such proceeding has been discontinued or abandoned for any reason, with or without notice to Pledgor, or has been determined adversely to the Pledgee, then and in every such case Pledgor and the Pledgee will be restored to their former positions hereunder, and thereafter all rights, powers and remedies of the Pledgee will continue as though no such proceeding had been instituted.

           Section 8.  Miscellaneous.

            8.1 Amendments, Etc. No amendment, modification, supplement, termination, consent or waiver of this Agreement or any term or provision of this Agreement shall be effective and binding unless in writing and signed by the Pledgee. Any such waiver will be effective only in the specific instance and for the specific purpose for which it is given.

            8.2 Successors and Assigns. This Agreement and the Lien in the Collateral created hereunder are for the benefit of the Pledgee and the Lender and their successors, assigns and participants, and in the event of an assignment of or the granting of a participation in all or any of the Secured Obligations, the rights hereunder, to the extent applicable to the indebtedness so assigned or participated out, may be transferred with such indebtedness. This Agreement shall be binding on the Pledgor and its successors and assigns.

            8.3 Severability. Any provision of this Agreement which is illegal, invalid, prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such illegality, invalidity, prohibition or unenforceability without invalidating or impairing the remaining provisions hereof or affecting the validity or enforceability of such provision in any other jurisdiction.

            8.4 WAIVER OF JURY TRIAL. EACH OF THE PARTIES HERETO HEREBY IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL OR EQUITABLE ACTION, SUIT OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE OTHER "LOAN DOCUMENTS" OR ANY TRANSACTION CONTEMPLATED HEREBY OR THEREBY OR THE RELATIONSHIP ESTABLISHED HEREUNDER OR THEREUNDER.

            8.5 GOVERNING LAW; VENUE AND JURISDICTION. THE VALIDITY OF THIS AGREEMENT, THE CONSTRUCTION, INTERPRETATION AND ENFORCEMENT HEREOF AND THE RIGHTS OF THE PARTIES HERETO SHALL BE DETERMINED UNDER, GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK. THE PLEDGOR AGREES THAT ALL ACTIONS OR PROCEEDINGS ARISING IN CONNECTION WITH THIS AGREEMENT AND EACH OTHER "LOAN DOCUMENT" SHALL BE TRIED AND LITIGATED IN FEDERAL OR, IN THE ABSENCE OF FEDERAL SUBJECT MATTER JURISDICTION, STATE COURTS LOCATED IN THE STATE OF NEW YORK UNLESS SUCH ACTIONS OR PROCEEDINGS ARE REQUIRED TO BE BROUGHT IN ANOTHER COURT TO OBTAIN SUBJECT MATTER JURISDICTION OVER THE MATTER IN CONTROVERSY. EACH OF THE PARTIES WAIVES, TO THE FULLEST EXTENT PERMISSIBLE UNDER APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO ASSERT BY WAY OF MOTION, AS A DEFENSE OR OTHERWISE THE DOCTRINE OF FORUM NON CONVENIENS OR TO OBJECT TO VENUE IN ANY PROCEEDING BROUGHT IN ACCORDANCE WITH
THE IMMEDIATELY PRECEDING SENTENCE.   SERVICE OF PROCESS, SUFFICIENT FOR
PERSONAL JURISDICTION IN ANY ACTION AGAINST THE BORROWER, MAY BE MADE BY REGISTERED OR CERTIFIED MAIL, RETURN RECEIPT REQUESTED, TO ITS ADDRESS INDICATED IN SECTION 8.7.

            8.6 Agreement May Constitute Financing Statement. Pledgor consents to the filing of this Agreement or a photocopy thereof as a financing statement under the UCC as in effect in any jurisdiction in which the Pledgee may determine such filing to be necessary or desirable.

            8.7 Notices. All notices, requests and other communications to any party hereunder shall be in writing and shall be given to such party at the following address or facsimile number, or such other address or facsimile number as such party may hereafter specify for the purpose by notice to the other party. (a) if to the Pledgee, Dundee Bancorp Inc., 40 King Street West, Scotia Plaza, 55th Floor, Toronto, Canada M5H 4A9, attention: Ray Benzinger, tel: (416) 365-5113, fax: (416) 363-4536; with a copy to Debevoise &
Plimpton, 875 Third Avenue, New York, New York 10022, attention: Steven Ostner, tel: (212) 909-6000, fax: (212) 909-6836; and (b) if to the
Borrower, PMC International Inc., 555 17th Street, 14th Floor, Denver, Colorado 80202, attention: Kenneth S. Phillips and Scott A. McKillop, tel:
(303) 292-1177, fax: (303) 293-2152; with a copy to Holme Roberts & Owen LLP, 1700 Lincoln Street, Denver, Colorado 80203, attention: Linda K. Wackwitz, tel: (303) 861-7000, fax: (303) 866-0200. Each such notice, request or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this Section 8.7.

            8.8 Counterparts; Section Headings. This Agreement may be executed in any number of counterparts, each of which is an original, but all of which together constitute but one instrument. Except as otherwise indicated, references herein to any "Section" means a "Section" of this Agreement, and the section headings in this Agreement are for purposes of reference only and shall not limit or define the meaning hereof.

           IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

                                    PMC INTERNATIONAL, INC.,
                                      as Pledgor


                                    By   /s/ Kenneth S. Phillips
                                      Title:


                                    DUNDEE BANCORP INC.,
                                      as Pledgee


                                    By   /s/ Ray Benzinger
                                      Title:

EXHIBIT 10.11
                    PMC INTERNATIONAL, INC.

                         SECURED NOTE


$1,500,000                                  New York, New York
                                                July 10 , 1998


           FOR VALUE RECEIVED, PMC INTERNATIONAL, INC., a Colorado corporation (the "Borrower"), hereby promises to pay to the order of DUNDEE BANCORP INC., an Ontario corporation (the "Lender"), the principal sum of ONE MILLION FIVE HUNDRED THOUSAND DOLLARS ($1,500,000) on December 31, 1998, unless previously paid in full, and to pay interest on such unpaid principal amount on the dates and at the rates specified in the Loan Agreement referred to below. Payments of principal and interest are to be made to the Lender at the place specified pursuant to the Loan Agreement, in the lawful money of the United States of America.

           This Note evidences the Loan made under, and is entitled to the benefits of, the Loan Agreement, dated as of July 7, 1998 (said agreement, as the same may from time to time be amended, modified or supplemented, the "Loan Agreement"), between the Borrower and the Lender. Terms defined in such Loan Agreement are used herein with the same meanings. Reference is made to such Loan Agreement, as so amended, for provisions relating to the prepayment, both optional and mandatory, and the acceleration of maturity hereof.

           The Borrower hereby waives presentment, demand, notice of dishonor, protest and notice of protest.

           This Note is entitled to the benefits of the Security
Agreements and the Pledge Agreement, which contain provisions for the securing of this Note and the Loan evidenced hereby upon the terms and conditions specified therein.

           This Note shall be construed in accordance with and governed by the laws of the State of New York.

                               PMC INTERNATIONAL, INC.



                               By:   /s/ Kenneth S. Phillips
                                  Name:
                                  Title:


                          ENDORSEMENT

           This Note is entitled to the benefit of the Guarantee of the undersigned pursuant to the Guarantee Agreement.



                               PMC INVESTMENT SERVICES, INC.


                               By:   /s/ Kenneth S. Phillips


                               PORTFOLIO TECHNOLOGY SERVICES, INC.


                               By:   /s/ Kenneth S. Phillips


                               PORTFOLIO MANAGEMENT CONSULTANTS,
                               INC.


                               By:   /s/ Kenneth S. Phillips

EXHIBIT 10.12
                       SEPARATION AGREEMENT

      This agreement is between PMC International, Inc. ("PMC," which definition unless otherwise noted shall include all subsidiaries of PMC) and Kenneth S. Phillips ("Phillips"), and shall be effective the 24th day of August, 1998 (the "Effective Date"), which date represents the date Phillips executed this agreement.

                              Recitals


      A. Phillips has been employed by PMC in the capacity of Chief Executive Officer and President pursuant to an Employment Agreement, by and between PMC and Phillips, dated as of July 26, 1995 (as subsequently amended by an Amendment dated April 15, 1998, the "Employment Agreement"). A dispute has arisen concerning the circumstances of Phillips's employment with PMC (the "Dispute").

      B. PMC and Phillips now desire to terminate the employment relationship and employment agreement, to terminate certain other contractual relationships and fully and completely to resolve all differences between them.

                              Agreement

      In consideration of the conditions, covenants and agreements set forth below, the parties agree as follows:

1. Resignation. Concurrent with the execution of this Agreement, Phillips shall resign, effective as of the Effective Date, as a director, an executive officer and an employee of PMC and all PMC subsidiaries and affiliates.

2.    Termination   of   Employment   Agreement.   Concurrent   with  the
      execution hereof, the Employment Agreement shall terminate and for all purposes shall be of no further force and effect. In satisfaction of all responsibilities thereunder, the parties agree that:

    a. Accrued salary in the gross amount of $5769.01, subject to reduction by an amount equal to all taxes and usual and customary payroll deductions, will be paid to Phillips on the Effective Date.

    b. Phillips is entitled to payment of $ 11,538.02 representing two weeks unused vacation, subject to reduction by an amount equal to all taxes and usual and customary payroll deductions, which amount shall be paid to Phillips on the eighth day after the Effective Date (or the next following business day if such eighth day is a Saturday, Sunday or a banking holiday).

     c. All documented, authorized and as yet unreimbursed business expenses incurred by Phillips on or before the close of business August 18, 1998 (the "Allowed Expenses"), as are itemized in an expense reimbursement request and timely presented to PMC, will be paid to Phillips.

     d. The outstanding advance to Phillips from PMC in the amount of $12,977.07 (the "Advance") shall be subtracted from the last payment or payments to be made to Phillips pursuant to paragraph 2(e), below, after all taxes and
           usual  and  customary   payroll   deductions  have  been
           deducted. Phillips shall be solely responsible for all taxes that might result from the delayed repayment of said advance.

     e. PMC shall pay to Phillips as severance, the gross sum of $675,000.00, payable in equal bi-monthly payments over a period of  twenty-seven  months,  subject to reduction
           by an amount equal to all taxes and usual and customary payroll deductions. The first payment shall be due and payable on September 1, 1998 which payment shall be a prorata payment for the number of days elapsed from the Effective Date. The payments due in the twenty-seventh month shall be accelerated and also paid on September
           1, 1998.  All  subsequent  payments shall me made on the
           1st and 15th day of each month until paid in full, subject to the terms of paragraphs 2(d), 2(h) and 10(d) hereof. Said severance payments may be accelerated if and when control of PMC changes,  at the sole discretion
           of the purchaser or entity gaining control of PMC. A "change of control" is defined as a change in the person or entity controlling 51% or more of PMC's voting shares through a stock purchase or merger or other means of change of control. Phillips shall have
           no  right  to  compel   acceleration  of  the  severance
           payments upon a change of control.

     f. The "Severance Period" is defined as the twenty-seven month period during which severance payments shall be made to Phillips, or such shorter duration of payments that results pursuant to the terms of paragraph 2(h) or 10(d) below.

     g. During the Severance Period, Phillips shall continue to be provided the following additional benefits, subject to the terms of paragraph 2(h) or 10(d) below:

         i. During the Severance Period, or for so long as Phillips is eligible to continue his health and dental
                coverage   through  COBRA,  or  until  Phillips  is
                eligible to  participate  in a health and/or dental
                plan  through   another   employer,   whichever  is
                shorter, PMC shall pay to COBRA the premiums for Phillips' health and dental insurance (covering Phillips and his two minor children), less any
                amounts  for  such   insurance   paid  by  Phillips
                pursuant  to  PMC's  then   current   policies  and
                procedures   for  payment  of  insurance   premiums
                (currently, $171.87 per bi-monthly period).

         ii.    After  termination  of COBRA  coverage,  PMC  shall  pay
                directly  to  Phillips   the  amount  paid  by  PMC
                pursuant to subparagraph  2(g)(i) above for so long
                as  the   Severance   Period   continues  or  until
                Phillips  is eligible  to  participate  in a health
                and/or   dental  plan  through   another   employer
                whichever is shorter.


         iii. PMC shall continue to pay the premiums for and maintain the same $30,000 term life insurance policy that it currently maintains on the life of Phillips for so long as the Severance Period continues or until Phillips is eligible to participate in a life insurance plan through another employer, whichever is shorter.

     h. Any violation or breach by Phillips of any of the terms of paragraphs 7 (Release), 9 (Protection of Trade Secrets and Confidential Information),  10 (Noncompetition),  11
           (Non-Solicitation),       12      (Inventions),       19
           (Confidentiality),  20 (Covenant of  Non-Disparagement),
           21 (Covenant of Non-Interference) or 22 (Covenant of Cooperation in Litigation), or of this subparagraph 2(h), shall result in immediate termination of the
           Severance   Period   and   Phillips's   rights   to  any
           remuneration, benefits, or payments on his behalf shall terminate immediately and all sums due to PMC shall become immediately due and payable; it being understood
           and  agreed  (i)  that  during  the   Severance   Period
           Phillips shall provide to PMC, in a form reasonably acceptable to PMC, written representation and warranty quarterly, no later than the last day of such quarter, that Phillips has not breached and does not intend to breach any of said provisions or covenants, and (ii) that, immediately but no later than five business days
           after   Phillips   shall  have  accepted  any  offer  of
           employment or other arrangement to conduct business and, in any event, at least two business days prior to commencement of such employment, Phillips shall provide the name of the employer and a reasonably detailed description of the duties and responsibilities of the position or arrangement.

3. Termination of Change of Control Severance Agreement. Concurrent with the execution hereof, that certain Change of Control Severance Agreement, by and between Phillips and PMC, dated as of May 15, 1998, shall terminate and for all purposes shall be of no further force and effect.

4. Payment of Loans and Dissolution of LLC. The parties acknowledge that PMC has provided certain financial assistance to KP3,
      LLC  (the  "LLC"),  a  Colorado  limited   liability  company
      principally owned and controlled by Phillips. The LLC has obtained certain loans in the aggregate principal amount of $1,750,000 (the "Loans") from Citywide Bank (the "Bank"), for which PMC has provided cash collateral in the form of certificates of deposit on deposit with the Bank in the
      aggregate  amount  of  $1,750,000  (the  "Cash   Collateral")
      pursuant to that certain  Reimbursement  and Pledge Agreement dated January 8, 1997, as amended August 24, 1998 (the "Pledge Agreement"), against a pledge by the LLC of shares of PMC common stock (the  "Pledged  Shares").  Payment of the
      Loans is subject to certain restrictions imposed by Dundee Bancorp Inc. ("Dundee") in connection with a recent loan
      from   Dundee  to  PMC.   In   addition,   under  the  Pledge
      Agreement,  PMC has provided funds to the LLC for the purpose of funding  interest  payments on the Loans and for which the
      LLC has  executed  promissory  notes  in  favor of PMC in the
      aggregate   principal  amount  of  $217,504.33  plus  accrued
      interest thereon (the "Notes"). The parties agree to take the following actions to pay the Loans and dissolve the LLC:


     a. Subject to paragraph 4(d) below, on the later of (x) the eighth day after the Effective Date (or the next
           following   business   day  if  such  eighth  day  is  a
           Saturday, Sunday or a banking holiday), (y) the date of Dundee's approval, or (z) if Dundee shall not have granted its approval, on such date as the Loans shall come due,

           i.   PMC   shall   instruct   the  Bank  to  apply  the  Cash
                Collateral in payment of the principal balance of the Loans,

           ii. Phillips shall cause the LLC to apply all funds held on its account at the Bank (in the amount of no less than $7,670.00) towards payment of the accrued and unpaid interest on the Loans (which funds shall continue to accrue interest and shall not be
                diminished   by   Phillips  or  the  LLC  prior  to
                application to payment of the Loans),

           iii. Subject to an absolute maximum of $2,000,000 (the "Cap"), which consists of the aggregate of all advances and accrued interest thereon made by PMC to LLC or Phillips for the benefit of LLC, all payments of interest and accrued interest thereon made by PMC to the Bank in satisfaction of the Loans, and all principal payments made by PMC to the Bank in satisfaction of the Loans, PMC shall instruct the Bank to apply the interest that has accrued to date on the Cash Collateral in payment
                of  the  principal   balance  of  the  Loans.   The
                balance of all  interest  in excess of the Cap that
                has  accrued  on  the  Cash   Collateral   to  date
                ("Excess Interest"), if any, shall be paid to PMC.

           iv. Phillips shall pay any remaining accrued interest in full satisfaction of the Loans.

           v. In the event that PMC is not paid the Excess Interest, if any, on or before the eighth day after the Effective Date, PMC shall deduct such amount from the next severance payment due and each successive severance payment due to Phillips, until the total amount of the Excess Interest shall have been recovered by PMC.

     b. Concurrently with the application of the Cash Collateral pursuant to subparagraph 4(a)(i) above, Phillips shall cause the LLC to release to PMC all of the LLC's right title and interest in the Pledged Shares (being 410,961 shares of PMC common stock beneficially owned by the LLC and held by PMC pursuant to the terms of the Pledge Agreement). Upon release of the Pledged Shares and receipt by PMC of the Excess Interest, PMC shall cancel the Notes.


     c. Immediately upon completion of the actions set forth in paragraphs (a) and (b) above to the satisfaction of PMC, Phillips shall cause the LLC to dissolve.

     d. In the event Dundee shall not have approved prepayment of the Loans by 5:00 p.m. Denver time September 4, 1998
           PMC   shall   accelerate   the   payments   due  in  the
           twenty-sixth   month  and  shall  pay  those   funds  to
           Phillips  together  with  the  bi-monthly   payment  due
           October 1, 1998 pursuant to paragraph 2(e) above.

5. General Termination. Concurrent with the execution hereof, and except as expressly agreed herein, all other contracts between Phillips and PMC, express and implied, all other
      positions   with  PMC  held  by   Phillips   and  all   other
      relationships   of  any  kind   between   Phillips   and  PMC
      (including without limitation Phillips's rights, direct or indirect, under that certain Shareholders Agreement by and among PMC, Phillips and the other parties thereto, dated as of December 24, 1996, and under those certain Subscription Agreements by and among PMC and the Investors named therein in connection with PMC's December 1996 private placement of securities) shall terminate and for all purposes shall be of no further force and effect.

6.    Return of Property; Representations; Covenants.

      a. No later than the Effective Date, Phillips shall return or shall cause to be returned to PMC all personal property of PMC of any kind whatsoever in the possession of Phillips or any family member, agent or assign; without limiting the generality of the foregoing, Phillips shall return all documents, files, client and customer
           lists   and   information,   rolodexes,   cell   phones,
           computers, printers and other equipment, instruments, furnishings, software, credit cards, office access card and telephone cards; EXCEPT, that Phillips may keep one laptop computer (all others must be returned), one cellular phone (all others must be returned), and the one desk and one  chair  currently  located  at his home
           (all  others   must  be   returned).   Phillips   hereby
           acknowledges   that  he   has,   among   other   things,
           intellectual  property  of PMC  stored on the  laptop in
           his   possession,   which  Phillips  agrees  to  return,
           together with all copies thereof, to PMC no later than the seventh day after the Effective Date.

      b.   Phillips  hereby  represents  and  warrants  that  he has not
           destroyed  or   otherwise   impaired  any  material  PMC
           intellectual  property,  files,  client  information  or
           business   records   of  any   kind   (the   "Identified
           Property")   during  the  15-day  period  preceding  the
           Effective   Date.   Phillips   further   represents  and
           warrants that to his knowledge, based on a thorough search, he has no Identified Property in his possession other than the intellectual property identified in subparagraph 6(a) above.


      c. Phillips hereby covenants that, in the event he should at any time after the Effective Date discover that he has any Identified Property in his possession, he promptly shall return all such Identified Property to PMC.

7.    Release.

      a. Phillips, for himself, his heirs, personal representatives and assigns, and any other person or entity that could or might act on behalf of him (all of whom are collectively referred to as "Releasers"), hereby fully and forever release and discharge PMC, its present and future affiliates and subsidiaries, and each of their
           past,   present   and   future   officers,    directors,
           employees,   shareholders,    independent   contractors,
           attorneys, insurers and any and all other persons or entities that are now or may become liable to any Releaser due to any Releasee's act or omission, all of whom are  collectively  referred to as  "Releasees,"  of
           and from any and all actions, causes of action, claims, demands, costs and expenses, including attorneys' fees, of every kind and nature whatsoever, in law or in equity, whether now known or unknown, that Releasers, or any person  acting  under any of them,  may now have,
           or claim at any future  time to have,  based in whole or
           in part upon any act or omission  occurring on or before
           the Effective  Date,  without  regard to present  actual
           knowledge   of  such   acts  or   omissions,   including
           specifically, but not by way of limitation, matters which may arise at common law, such as breach of
           contract,  express  or  implied,   promissory  estoppel,
           wrongful   discharge,    tortious    interference   with
           contractual rights, infliction of emotional distress, defamation, or under federal, state or local laws, such
           as  the  Fair  Labor   Standards   Act,   the   Employee
           Retirement Income Security Act, the National Labor Relations Act, Title VII of the Civil Rights Act of 1964, the Age Discrimination in Employment Act, the Rehabilitation Act of 1973, the Equal Pay Act, the Americans with Disabilities Act, and the Colorado Civil Rights Act; EXCEPT for the rights and obligations created by this agreement. Phillips understands and agrees that by signing this agreement he is giving up
           his  right  to  bring  any  legal   claim   against  PMC
           concerning,    directly   or   indirectly,    Phillips's
           employment   relationship   with  PMC,   including   his
           separation from employment; provided, that no claims arising hereunder shall be released.

     b.    PMC, for itself and its affiliates ("PMC  Releaser"),  hereby
           releases   and   discharges    Phillips,    his   heirs,
           representatives,  assigns, and any and all other persons
           or entities that are now liable to any PMC Releaser on account of Phillips's employment with PMC or separation therefrom, all of whom are collectively referred to as
           "PMC Releasees," of and from any and all actions, causes of action, claims, demands, costs and expenses, including attorneys' fees, of every kind and nature whatsoever, in law or in equity, now known, that PMC Releasers, may now have, based in whole or in part upon any act or omission occurring before the Effective Date; EXCEPT as specifically provided otherwise in this
           agreement.    Notwithstanding   the   foregoing,    this
           subparagraph 7(b) shall not release Phillips or any PMC Releasee from any actions, causes of action, claims, demands, costs and expenses, including attorneys' fees, of every kind and nature whatsoever, in law or in equity, derivative or otherwise, brought by any PMC shareholder or any other third party against Phillips or any PMC Releasee, nor shall this subparagraph 7(b) release any claims arising hereunder.


           Upon payment in full of the Loans, release of the Pledged Shares and dissolution of the LLC, all pursuant to paragraph 4 hereof, PMC Releaser, shall release and discharge LLC from any and all claims against LLC, except claims arising hereunder, claims based on fraud or wilful misconduct and claims which may be brought by third parties based on the Cap having been exceeded by any payments made pursuant to paragraph 4.

8. Unemployment Compensation. Phillip hereby expressly acknowledges and agrees that he shall not make any application for benefits under Colorado's Unemployment Compensation Act.

9.    Protection of Trade Secrets and Confidential Information.

      a. "Confidential Information" means all nonpublic information concerning or arising from PMC's business, including particularly but not by way of limitation trade secrets used, developed or acquired by PMC in connection with its  business;  information  concerning  the  manner and
           details   of   PMC's    operation,    organization   and
           management; financial information and/or documents and nonpublic policies, procedures and other printed or written material generated or used in connection with PMC's business; PMC's business plans and strategies;
           the  identities  of  PMC's  customers  and the  specific
           individual  customer   representatives   with  whom  PMC
           works; the details of PMC's relationship with such customers and customer representatives; the identities of distributors, contractors and vendors utilized in PMC's business; the details of PMC's relationship with such distributors,  contractors and vendors;  the nature
           of fees and charges made to PMC's customers; nonpublic forms, contracts and other documents used in PMC's business; the nature and content of computer software used in PMC's  business,  whether  proprietary to PMC or
           used by PMC under license from a third party; and all other nonpublic information concerning PMC's concepts, prospects, customers, employees, contractors, earnings,
           products,   services,    equipment,    systems,   and/or
           prospective and executed contracts and other business arrangements.

     b. Phillips shall not, without PMC's prior written consent, at any time, directly or indirectly, use, disclose or otherwise communicate any Confidential Information to any person or entity.


     c.    Phillips  acknowledges that during the term of his employment
           with  PMC,   Phillips   had   access   to   Confidential
           Information;    that    unauthorized    disclosure    of
           Confidential  Information  will damage  PMC's  business;
           that Confidential Information would be susceptible to immediate competitive application by a competitor of PMC's; that PMC's business is substantially dependent on access to and the continuing secrecy of Confidential Information; that Confidential Information is unique to PMC and known only to Phillips, PMC and certain key employees and contractors of PMC; that PMC shall at all times retain ownership and control of all Confidential Information; and that the restrictions contained in this paragraph are reasonable and necessary for the protection of PMC's business.

     d.    All  documents  or other  records  containing  or  reflecting
           Confidential  Information   ("Confidential   Documents")
           prepared by or provided to Phillips are and shall remain PMC's property. Except with PMC's prior written
           consent,   Phillips   shall   not   copy   or  use   any
           Confidential Document for any purpose or use, disclose or sell any Confidential Document to any party other than PMC. This paragraph shall not bar Phillips from complying with any subpoena or court order, provided that Phillips shall at the earliest practicable date provide a copy of the subpoena or court order to PMC's President.

     e. Phillips acknowledges that PMC has received from third parties confidential or proprietary information, and that  PMC  must  maintain  the  confidentiality  of such
           information  and  use  it  only  for  proper   purposes.
           Phillips shall not use or disclose any such information except as permitted in writing by PMC or the third party to whom the information belongs.

10.    Noncompetition.


     a. During the Severance Period or for a period of two years from the Effective Date, whichever is longer , or until such time as Phillips  shall have  exercised  his option
           pursuant    to    subparagraph    10(d)    below    (the
           "Noncompetition  Period"),  Phillips shall not, directly
           or  indirectly,  as  an  officer,  director,   employee,
           consultant,    owner,   shareholder,    adviser,   joint
           venturer, or otherwise, compete with PMC within the United States of America (the "Protected Region"):
           (i) in a Competitive Advisory Business (as defined below); or (ii) in any other line of business in which
           PMC was engaged at any time during Phillip's  employment
           with PMC; or (iii) in any other line of business into which PMC, during the term of Phillip's employment with
           PMC,  developed  a business  plan to pursue  (including,
           without   limitation,   hedge   fund   products).   This
           covenant  shall not preclude  Phillips  from owning less
           than  two  percent  (2%)  of  the   securities   of  any
           competitor of PMC if such securities are publicly traded on a nationally recognized stock exchange or over-the-counter market.


     b.    Phillips   acknowledges   that   the   foregoing   geographic
           restriction on competition is fair and reasonable, given the geographic scope of PMC's business operations
           and  the  nature  of   Phillips's   position  with  PMC.
           Phillips also  acknowledges  that while employed by PMC,
           Phillips  had  access  to  information   that  would  be
           valuable or useful to PMC's  competitors,  and therefore
           acknowledges   that  the   foregoing   restrictions   on
           Phillips's future employment and business activities are fair and reasonable. Phillips acknowledges and is prepared for the possibility that his standard of living may be reduced during the Noncompetition Period, and assumes and accepts any risk associated with that possibility.

     c. For the purposes of this paragraph 12, "Competitive Advisory Business" includes, but is not limited to:

          i.    services,   products  or  software  in  the   investment
                advisory,  wrap-fee or  privately  managed  account
                business  (whether  using  individual   securities,
                mutual funds, hedge funds, insurance products or separate accounts) and/or services, products or software in the investment performance reporting business;

          ii.   the  offering  of  any  of  the  following  products  or
                services     directly    or    through    financial
                intermediaries, either alone or in combination, whether or not such products or services are generally or customarily understood to be included in the terms "investment advisory", "wrap-fee" or "privately managed account" business, and whether or not such products or services are offered for a single fee or are charged for separately:

             (1) investment recommendations or portfolio management services based on or tailored to the specific investment needs and/or risk tolerance of the client whose assets are being managed,

             (2)     access  to  the  asset   management   services   of
                     portfolio and/or separate account managers,

             (3)     automated   trading   services   that  involve  the
                     exercise   of   discretionary   authority,   a
                     limited   power   of   attorney   or   similar
                     authorization granted by an asset management client, and

             (4)     the  preparation of reports or statements that show
                     the  securities   transactions   in  a  client
                     account and/or calculate, display or analyze the performance or investments held in a client account;


          iii.  turn key asset management programs; and

          iv. any investment advisory services or products provided to financial intermediaries by Lockwood Financial Services, Inc., Rheinhardt Werba Bowen Advisory
                Services,    Advisory    Consulting    Group,   SEI
                Investments; Brinker Capital, Meridian Investment Management, IAN, Frank Russell Company and Callan Associates, Inc.;

           provided, that "Competitive Advisory Business" shall not include personally providing investment advisory products or services directly to clients through a financial planning, investment management or investment consulting firm, as long as either (1) at least 75% of the clients of such firm have assets under management or under advisement by such firm in excess of $30 million, or (2) such clients are not primarily secured by such firm through referrals or solicitations by individuals not employed by such firm who derive a fee or other compensation for such referrals or solicitations, and shall not include such other business as to which PMC shall reasonably consent.

     d. The parties agree that, at any time after the one-year anniversary of the Effective Date, Phillips may, upon two weeks written notice to PMC, elect to terminate the benefits of the severance and other payments made
           pursuant  to  subparagraphs   2(e)  and  2(g)  above  in
           consideration of PMC's release of Phillips from the obligations of this paragraph 10; provided, that PMC shall be under no obligation to release Phillips from this paragraph 10 unless and until all amounts owed to PMC pursuant to subparagraph 2(d) shall have been paid in full.

     e. In the event PMC shall fail to make any payment required by paragraph 2(e) by the close of business on the fourth business day after the date such payment was due, Phillips shall be released from the restrictions of this paragraph 10.

11. Non-Solicitation. During the Severance Period or for a period of two years after the Effective Date, whichever is longer, Phillips shall not without PMC's prior written consent, directly or indirectly:

     a. cause or attempt to cause any employee, agent or contractor of PMC or any PMC affiliate, to terminate his or her employment, agency or contractor relationship with PMC or any PMC affiliate;  interfere or attempt to interfere
           with the relationship between PMC and any PMC employee, contractor for products or services related to PMC's investment advisory, brokerage, information technology or reporting businesses, or agent of PMC; hire or attempt to hire any employee, agent or contractor of
           PMC or any PMC  affiliate;  or conduct  business  of any
           kind  with  any  PMC  contractor   without  the  express
           written consent of PMC which consent shall not be withheld unreasonably.


     b. solicit business from or conduct business with any customer or client served by PMC at any point during such period; or interfere or attempt to interfere with any
           transaction,   agreement  or  business  relationship  in
           which PMC or any affiliate was involved at any point during such period.

12.  Inventions.

     a. Disclosure. Upon PMC's request, Phillips shall promptly disclose to PMC, in a manner specified by PMC in its sole discretion,  all ideas,  processes,  trademarks and
           service    marks,    inventions,     discoveries,    and
           improvements to any of the foregoing, that Phillips learned of, conceived, developed or created alone or with others during his  employment  with PMC (whether or
           not conceived, developed or created during regular working hours) that directly or indirectly arises from or relates to: (i) PMC's  business;  (ii) work performed
           for  PMC  by  Phillips   or  any  other  PMC   employee;
           (iii) the use of PMC's property or time; or (v) access to PMC's Confidential Information and/or Confidential Documents.

     b. Assignment. Phillips shall assign to PMC, without further consideration, Phillips's entire right to any concept,
           idea   or   invention   described   in   the   preceding
           subparagraph, which shall be the sole and exclusive property of PMC whether or not subject to patent, copyright, trademark or trade secret protection under applicable law. Phillips also acknowledges that all original works of authorship which are made by Phillips (solely or jointly with others), within the scope of Phillips' employment and/or this agreement, and which are protectable by copyright, are "works made for hire," as that term is defined in the United States Copyright Act (17 U.S. C. section 101). To the extent that any such works, by operation of law, cannot be "works made for hire," Phillips hereby assigns to PMC all right, title, and interest in and to such works and to any related copyrights.

13.   References.  Phillips  may  indicate  on  a  resume  or  employment application  the fact of his  employment  with PMC.  Phillips may list as a reference  PMC's  Director of Human  Resources,
      who  will  respond  to  inquiries   concerning   Phillips  by
      providing only Phillips's salary and position histories,  and dates of hire and separation. Phillips may also list as references past or present employees of PMC, solely in those persons' individual capacities and not in a representative capacity involving PMC. Phillips agrees that any future claim that he may have that  directly  or  indirectly  arises from or relates to his use of a past or present PMC  Employee as a  reference,  shall  not be made  against  PMC  under any
      circumstances.   Phillips   expressly   assumes   all   risks
      associated  with  listing any past or present  PMC  Employee,
      other  than  PMC's   Director  of  Human   Resources,   as  a
      reference, and explicitly authorizes any past or present PMC Employee whom he chooses to name as a reference, other than
      PMC's  Director  of  Human  Resources,   to  respond  to  any
      reference request openly, honestly and candidly as to both fact and opinion.


14.   [Intentionally left blank]

15. Indemnification. Notwithstanding the provisions of paragraph 7, and subject to Phillips' performance of the covenants of paragraph 22 (Covenant of Cooperation in Litigation) below, to the extent that Phillips would have been entitled to indemnification during the term of his employment with PMC, such indemnification shall continue according to the same terms and conditions then in effect, but only for such acts, omissions, and otherwise, that occurred or failed to occur during the time period during which he was employed by PMC. Phillips is not and will not be indemnified for any acts, omissions, and otherwise, that occurred or failed to occur subsequent to the time period during which he was employed by PMC or as of the Effective Date of this agreement, whichever first occurs.

16.   Denial of  Liability.  The parties  understand  and agree that this
      agreement   shall  not  be   construed  as  an  admission  of
      liability on the part of any person or entity, liability being expressly denied.

17.   Injunctive  Relief.   Phillips  acknowledges  that  the  breach  or
      threatened breach by him of any of the provisions of paragraphs 7 (Release), 9 (Protection of Trade Secrets and
      Confidential    Information),    10   (Noncompetition),    11
      (Non-Solicitation),  12 (Inventions),  19  (Confidentiality),
      20   (Covenant   of   Non-Disparagement),   21  (Covenant  of
      Non-Interference)   or  22   (Covenant  of   Cooperation   in
      Litigation), would cause PMC irreparable harm. Upon the breach or threatened breach of any of such provisions PMC will be entitled to an injunction, without bond, restraining Phillips from committing such breach. This right will not be construed to limit PMC's ability to obtain any other remedies available to it for such breach or threatened breach, including the recovery of damages.

18. Authority and Nonassignment. The parties warrant that each has authority to enter into this agreement, and that neither has transferred to any other person or entity any claim, action, demand, or cause of action released by this agreement.

19. Confidentiality. Phillips represents and warrants to PMC that, prior to the Effective Date, he has not disclosed to any person, other than to his tax advisor and counsel, the terms of  this  agreement  or the  circumstances  under  which  the
      Dispute  has  been  resolved.   After  the  Effective   Date,
      neither Phillips, counsel for Phillips, nor any other person under Phillips's control shall disclose any term of this agreement or the circumstances of Phillips's separation from PMC, except that he may disclose such information, as required by subpoena or court order, or to an attorney or accountant to the extent necessary to obtain professional advice. Phillips shall not be entitled to rely upon the foregoing exception for disclosures pursuant to subpoena or court order unless Phillips has given PMC written notice, within three business days following service of the subpoena or court order. If Phillips violates any provision of this paragraph, he shall be liable to PMC for liquidated damages, not a penalty, in the amount of $25,000 for each breach.


20.   Covenant of Non-Disparagement.

     a. Phillips covenants never to disparage or speak ill of PMC or any PMC product or service, or of any past or present
           employee,   officer  or  director  of  PMC,   nor  shall
           Phillips at any time  harass or behave  unprofessionally
           toward  any  past,   present  or  future  PMC  employee,
           officer  or   director.   If  Phillips   breaches   this
           non-disparagement obligation, he shall be liable to PMC for liquidated damages, not a penalty, in the amount of $25,000 for each breach.

     b. PMC covenants that no PMC officer or director shall, while employed by or while serving on the board of directors of PMC, disparage or speak ill of Phillips to any non affiliated third party, nor shall any such person, while employed by or while serving on the board of
           directors   of  PMC,   at  any  time  harass  or  behave
           unprofessionally toward Phillips; notwithstanding the foregoing, the parties agree that PMC has the right generally and specifically to discuss and describe
           PMC's   past  and   current   financial   and   business
           conditions and prospects and in so doing has the right generally and specifically to discuss actions taken by
           Phillips   on  behalf  of  PMC,   whether  or  not  such
           discussion   is  favorable  to  Phillips.   If  any  PMC
           officer  or  director  breaches  this  non-disparagement
           obligation,   PMC  shall  be  liable  to  Phillips   for
           liquidated damages, not a penalty, in the amount of $25,000 for each breach.

21. Covenant of Non-Interference. Phillips covenants that, at all times on or after the Effective Date, he will not interfere with the business or activities of PMC; without limiting the generality of the foregoing, Phillips covenants that he will not interfere with PMC's business relationship with any PMC president or chief executive officer, client or customer, contractor, vendor or any other third party having or proposing to do business with PMC or enter into an agreement of any kind with PMC. Phillips further covenants he will have no communication with any PMC employee regarding or relating to or in any way arising from PMC's business.

22.   Covenant  of  Cooperation  in  Litigation.   Phillips  acknowledges
      that because of his position with PMC, he may possess information that may be relevant to or discoverable in litigation in which PMC is involved or may in the future be involved. Phillips agrees that he shall testify truthfully in connection with any such litigation,  shall cooperate with
      PMC in connection with such litigation, and that his duty of cooperation shall include an obligation to meet with PMC representatives  and/or counsel  concerning  such  litigation for such  purposes,  and at such  times  and  places,  as PMC deems necessary,  in its sole  discretion,  and to appear for
      deposition   upon  PMC's  request  and  without  a  subpoena.
      Phillips shall not be entitled to any compensation in connection with his duty of cooperation, except that PMC may reimburse Phillips for reasonable out-of-pocket expenses that he incurs in honoring  his  obligation  of  cooperation.
      Without  limiting  the  generality  of  the  foregoing,   (a)
      Phillips agrees to cooperate in all respects with PMC's defense of the Daniel Shore dispute, and (b) Phillips agrees to provide to PMC a sworn affidavit satisfactory to PMC setting forth the facts and circumstances of such dispute and such other related information as PMC shall reasonably require.


23. Nonreliance. Each party understands and agrees that he or it assumes all risk that the facts or law may be, or become, different than the facts or law as believed by the party at the time he or it executes this agreement. Phillips and PMC acknowledge that their adversary relationship precludes any affirmative obligation of disclosure, and expressly disclaim all reliance  upon  information  supplied or concealed by the
      adverse  party  or  its  counsel  in   connection   with  the
      negotiation and/or execution of this agreement.

24.   Additional  Warranty and  Acknowledgment.  The parties  warrant and
      represent   that  they  have  been   offered  no  promise  or
      inducement except as expressly provided in this agreement, and that this agreement is not in violation of or in conflict with any other agreement of either party.

25.   Survival  of  Covenants   and   Warranties.   All   covenants   and
      warranties contained in this agreement are contractual and shall survive the closing of this agreement.

26.   Acknowledgment  of  Rights  Under  the  Older  Worker's  Benefits
      Protection Act.

     a. Phillips agrees and acknowledges that he: (i) understands the language used in this agreement and the agreement's legal effect; (ii) understands that by signing this agreement he is giving up the right to sue PMC for age discrimination; (iii) will receive compensation under this agreement to which he would not have been entitled without signing this agreement; (iv) has been advised by PMC to consult with an attorney before signing this agreement; and (v) was given no less than twenty-one days to consider whether to sign this agreement.

     b. For a period of seven days after the Effective Date, Phillips may, in his sole discretion, rescind this agreement, by delivering a written notice of recision to PMC. If Phillips rescinds this agreement within seven calendar days after the Effective Date, this agreement shall be void, all actions taken pursuant to this agreement shall be reversed, and neither this agreement nor the fact of or circumstances surrounding its  execution  shall  be  admissible  for  any  purpose
           whatsoever  in  any  proceeding   between  the  parties,
           except in connection  with a claim or defense  involving
           the   validity   or   effective   rescission   of   this
           agreement. If Phillips does not rescind this agreement within seven calendar days after the Effective Date, this agreement shall become final and binding and shall be irrevocable.

27. Press Release. The parties acknowledge that PMC must issue a press release to disclose the departure of Mr. Phillips from the employ of the company and from its board of directors and they hereby agree to work together to arrive at a text for such press release that is reasonably satisfactory to both parties; provided, that, if the parties are unable to agree to acceptable text by the end of the business day next following the Effective Date, PMC shall be entitled to issue the press release in a form it deems reasonably necessary to meet its disclosure obligations.


28.   Miscellaneous.

     a. Successors and Assigns. This agreement shall be binding in all respects upon, and shall inure to the benefit of, the parties' heirs, successors and assigns.

     b. Governing Law. This agreement shall be governed by the internal laws of the State of Colorado, irrespective of the choice of law rules of any jurisdiction.

     c.    Severability.   In  the  event  that  a  court  of  competent
           jurisdiction  enters a final  judgment  holding  invalid
           any provision of this  agreement  other than  paragraphs
           7 (Release) and 19  (Confidentiality),  the remainder of
           this agreement shall be fully enforceable. In the event that a court of competent jurisdiction enters a final judgment holding invalid paragraphs 7 and/or 19, above, then either party may, in its sole discretion, rescind this agreement by providing written notice of rescission to the other party, in care of that party's counsel, not later than ten days following entry of the judgment; in this event, all monies paid under this agreement shall be returned within ten days of receipt of the notice, all other rights and obligations  created
           under  this  agreement   shall  then  become  void,  and
           neither this agreement nor the fact of or circumstances surrounding its execution shall be admissible into evidence for any purpose whatsoever in any proceeding between the parties, except in connection with a claim
           or  defense   involving  the   validity,   or  effective
           rescission, of this agreement.

     d.    Integration.    This   agreement   constitutes   the   entire
           agreement of the parties and a complete merger of prior negotiations and agreements.

     e. Modification. This agreement shall not be modified except in a writing signed by the parties.

     f. Waiver. No term or condition of this agreement shall be deemed to have been waived, nor shall there be an estoppel against the enforcement of any provision of this agreement, except by a writing signed by the party charged with the waiver or estoppel. No waiver of any breach of this agreement shall be deemed a waiver of any later breach of the same provision or any other provision of this agreement.

     g. Headings. Headings are intended solely as a convenience and shall not control the meaning or interpretation of any provision of this agreement.


     h.    Gender  and  Number.  Pronouns  contained  in this  agreement
           shall  apply  equally  to  the   feminine,   neuter  and
           masculine  genders.   The  singular  shall  include  the
           plural, and the plural shall include the singular.

     i.    Other   Agreements.   Each  party  shall  promptly   execute,
           acknowledge and deliver any additional document or agreement that the other party reasonably believes is necessary to carry out the purpose or effect of this agreement.

      j. Burden of Proof. Any party contesting the validity or enforceability of any term of this agreement shall be required to prove by clear and convincing evidence
           fraud,   concealment,   failure  to  disclose   material
           information,  unconscionability,   misrepresentation  or
           mistake of fact or law.

      k. Construction. The parties acknowledge that they and their respective counsel have reviewed this agreement in its entirety and have had a full and fair opportunity to negotiate its terms. Each party therefore waives all applicable rules of construction that any provision of this agreement should be construed against its drafter, and agrees that all provisions of the agreement shall be construed as a whole, according to the fair meaning of the language used.

      l.   Disputes.  Every  dispute  arising  from or  relating to this agreement shall be tried only in the state or federal courts situated in the Denver, Colorado, metropolitan area. The parties consent to venue in those courts,
           and  agree  that  those  courts   shall  have   personal
           jurisdiction   over   them  in,   and   subject   matter
           jurisdiction concerning, any such action.

      m.   Fees and Costs.  In any action  relating  to or arising  from
           this  agreement,   the  party  substantially  prevailing
           shall recover from the other party all attorneys' fees and litigation expenses.

      n.   Counterparts  and Telecopies.  This agreement may be executed
           in   counterparts,   or   by   copies   transmitted   by
           telecopier, all of which shall be given the same force and effect as the original.

           *          *           *          *          *

      IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.





Kenneth S. Phillips:




     /s/ Kenneth S. Phillips

Date: 8/24/98


PMC International, Inc.



By:   /s/ Scott A. MacKillop

As its: Exec. VP / COO

Date: August 24, 1998

Read and approved as to form:


Holme Roberts & Owen LLP
 Linda K. Wackwitz, Esq.


   /s/ Linda K. Wackwitz
Attorneys for PMC International, Inc.








Waldbaum, Corn, Koff, Berger & Cohen, P.C.
  Leonard N. Waldbaum, Esq.


    /s/ Leonard N. Waldbaum
 Attorneys for Kenneth S. Phillips

EXHIBIT 10.13

         AMENDMENT TO REIMBURSEMENT AND PLEDGE AGREEMENT

This Amendment to that certain Reimbursement and Pledge Agreement (this "Amendment"), dated August 24, 1998, by and among PMC International, Inc., a Colorado corporation (the "Company") and KP3, LLC, a Colorado limited liability company (the "Pledgor") (collectively the "Parties"), amends that certain Reimbursement and Pledge Agreement among the Parties dated as of January 8, 1997 (the "Agreement"). Capitalized terms used but not otherwise defined herein have the meanings ascribed to such terms in the Agreement.

The Parties desire to amend the Agreement as set forth below.

NOW THEREFORE, in consideration of the mutual promises made herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Parties hereby agree as follows:

1.  Section 4 of the Agreement is amended
    to include the following additional language:

  "4.5 If, at any time, the Bank shall apply all or any portion of the Bank Collateral in payment of the principal and/or interest of the Loan, the Stock shall automatically be released to the Company without prior notice to the Pledgor, subject to compliance with notice provisions, if any, required by law, in satisfaction (partial or full as the case may be) of the obligations secured thereby. This paragraph is in addition to and not in lieu of nor as a substitute for any and/or all of the other rights and/or remedies the Company enjoys under the Agreement."

2. Except as modified by Section 1 above, the Agreement shall continue in full force and effect as between the Parties.

3. This Amendment may be executed in any number of counterparts, each of which shall be deemed an original, including all counterparts received by facsimile transmission, but all of which together shall constitute one and the same instrument.
                               *   *   *   *
IN WITNESS WHEREOF, the Parties have executed this Agreement as of the day and year first above written.


PMC INTERNATIONAL, INC.,
A Colorado corporation

/s/ Scott A. MacKillop
By  Scott A. MacKillip
Title: Exec. VP / COO

KP3, LLC,
a Colorado limited liability company

/s/ Kenneth S. Phillips
By  Kenneth S. Phillips
Title: Manager