Form 10QSB
period 1998-09-30
PMC INTERNATIONAL INC
filed 1998-11-17
CIK 765815

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30,  1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from:            to
                                            ------       ------

                 Commission file number                  0-14937
                           ----------------------------------------

                             PMC INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                   COLORADO                            84-0627374
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
             Yes X          No
                ------        ------

As of November 6, 1998, the issuer had outstanding 4,446,842 shares of CommonStocks, par value $.01 per share.

Transitional Small Business Disclosure Format
Yes            No        X
        ------        ------

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-QSB
                                      INDEX

                                                           Page  #
PART I   Financial Information

     Item 1   Financial Statements (Unaudited)                   3

          Condensed Consolidated Balance Sheets                  3
         - September 30,  1998 & December 31, 1997

         Condensed Consolidated Statements of Income             5
         - Three & Nine months ended
           September 30,  1998 & September 30,  1997

         Condensed Consolidated Statements of Cash Flow          6
         - Nine months ended
         - September 30,  1998 & September 30,  1997

         Notes to Unaudited Condensed
         Consolidated Financial Statements                       7

    Item 2   Management's Discussion & Analysis
             of Financial Condition & Results of Operations     10

PART II  Other Information

    Item 1   Legal Proceedings                                  20

    Item 6   Exhibits & Reports on Form 8-K                     21

Signatures                                                      22

Exhibit Index                                                   23

PART I.     FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS (Notes 1 & 8)
            ----------------------------------

                         PMC INTERNATIONAL, INC. AND SUBSIDARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                          ASSETS


                                            (Unaudited)
                                            September 30,         December 31,
                                                1998                  1997

CURRENT ASSETS

 Cash and cash equivalents (Note 2)       $    289,828           $ 2,953,740
 Receivables:
     Investment management fees (Note 3)       992,033             1,041,390
     Other receivables                          89,047               166,221

FURNITURE AND EQUIPMENT, at cost,
     net of accumulated depreciation of
     $1,376,221 and $1,277,801 (Note 1)        783,052               965,168

SOFTWARE AND PRODUCT DEVELOPMENT COST,
     at cost, net of accumulated
     depreciation of $ 609,795 and
     $963,469 (Notes 1 & 4)                    434,238             1,208,713

PREPAID EXPENSES AND OTHER ASSETS              903,698             1,023,364

LONG TERM NOTE RECEIVABLE (Note 5)              74,350               623,115

GOODWILL, net of amortization
 of $6,289,738 and $146,096 (Notes 1 & 4)    1,251,075             5,394,606
                                         -----------------       ------------
     TOTAL ASSETS                            4,817,321            13,376,317
                                        ==================       ============


                        See notes to financial statements

                LIABILITIES AND SHAREHOLDERS' EQUITY

                                          (Unaudited)
                                          September 30,         December 31,
                                              1998                  1997

LIABILITIES
     Accounts payable and
     accrued expenses (Note 6)            $  5,810,327           $ 2,331,979
     Other liabilities                          92,148               104,125
     Deferred revenue                        1,154,179             1,307,382
     Notes payable - current (Note 7)        2,223,380               166,158
     Obligations under capital lease           269,435               384,986
     Notes payable - long-term (Note 7)         40,000               200,000
                                           ------------          ------------

     TOTAL LIABILITIES                       9,589,469             4,494,630
                                           ------------          ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, no par value -
     authorized 5,000,000 shares;
     issued and outstanding,
     138,182 shares and 138,182 shares         345,455               345,455
     Common stock, $.01 par value -
     authorized 50,000,000 shares;
     issued and outstanding,
     4,446,942 shares and
     4,857,903 shares                           44,468                48,579
     Additional paid-in capital             20,989,816            22,977,526
     Accumulated deficit                   (26,151,887)          (14,489,873)
                                           ------------          ------------

         TOTAL SHAREHOLDERS' EQUITY         (4,772,148)            8,881,687
                                           ------------          ------------

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                    4,817,321            13,376,317
                                           ============          ============


                        See notes to financial statements



             PMC INTERNATIONAL, INC. AND SUBSIDARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                        Three Months Ended                 Nine Months Ended
                                           September 30,                      September 30,

REVENUE
                                         1998              1997              1998              1997
                                         ----              ----              ----              ----
 Investment management fees        $   5,089,008     $   3,163,246     $  15,810,571     $   8,896,390
     Other income                         54,253            41,121           203,987           159,183
                                    -------------     -------------     -------------     -------------

         Total revenue
                                       5,143,261         3,204,367        16,014,558         9,055,573
                                    -------------     -------------     -------------     -------------

DIRECT EXPENSES

  Investment manager and other fees    3,128,035         1,702,820         9,686,257         4,437,494
                                    -------------     -------------     -------------     -------------

GROSS MARGIN                       $   2,015,226         1,501,547         6,328,301         4,618,079
                                    -------------     -------------     -------------     -------------

OPERATING EXPENSES
     Salaries and benefits             2,546,042           959,232         6,104,866         3,175,892
     Clearing charges and user fees      157,628           149,804           466,870           402,248
     Advertising and promotion           310,610           245,014           798,857           661,743
     General and administrative          352,077           276,234         1,078,725           784,018
     Occupancy and equipment costs     1,161,350           545,273         2,450,175         1,153,027
     Professional fees                   572,783            85,751           947,180           513,036
     Amortization of goodwill          5,871,245            10,498         6,143,642            10,498
                                    -------------     -------------     -------------     -------------

         Total operating expense      10,971,735         2,271,806        17,990,315         6,700,462
                                    -------------     -------------     -------------     -------------

NET LOSS BEFORE INCOME TAXES       $  (8,956,509)    $    (770,259)     $(11,662,014)    $  (2,082,383)

INCOME TAXES                                   -                 -                -                  -
                                    -------------     -------------     -------------     -------------

NET LOSS                           $  (8,956,509)    $    (770,259)    $(11,662,014)     $  (2,082,383)
                                    =============     =============     ==============    =============

NET LOSS PER COMMON SHARE          $       (1.87)    $       (0.21)    $      (2.42)             (0.58)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                     4,790,798         3,716,767         4,835,223         3,659,744
                                    =============     =============     =============     =============


                            PMC INTERNATIONAL, INC. AND SUBSIDARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                   Nine Months Ended
                                                     September 30,

                                            1998                     1997
                                            ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                             $(11,662,014)          $(2,082,383)
     Adjustments to reconcile net loss
      to net cash used in
      operating activities
     Depreciation and amortization           1,375,674               634,249
     Write-off of acquired goodwill          5,780,447
     Write-off of product development
     asset                                     440,697
     Changes in operating assets and
      liabilities
       Investment management fees
         receivable                             49,357            (1,185,055)
       Other receivables                        77,174                36,342
       Prepaid expenses and other assets       119,666            (1,088,487)
       Accounts payable                      1,400,424               358,056
       Accrued expenses                         63,938                76,866
       Other liabilities                       (11,983)               13,782
       SEC Settlement
          Distribution                         (13,986)             (605,591)
       Deferred revenues                      (153,203)              839,131
                                           ------------          ------------

     Net cash used in operating
      activities                            (2,533,809)           (3,003,090)
                                           ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture, and equipment       (182,116)             (869,180)
   Cost of product development                (294,814)             (797,918)
   Decrease of long term note receivable       548,765                24,683
   Goodwill recognized on ADAM purchase              -            (5,410,574)
   Write off of loan to KP3, LLC and
     collateral securing KP3,LLC loan
     from bank                               (1,983,504)                  -
                                           ------------          ------------

   Net cash provided by (used in)
    investing activities                    (1,911,669)           (7,052,989)
                                           ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from notes payable           2,100,000               353,729
   Principal payments on notes payable        (202,883)                    -
   Principal payments on obligations
    under capital lease                       (115,551)              162,834
   Proceeds from issuance of common stock            -             6,505,395
                                           ------------          ------------
   Net cash provided by financing
    activities                               1,781,566             7,021,958
                                           ------------          ------------

NET INCREASE (DECREASE) IN CASH
                                            (2,663,912)           (3,034,121)
                                           ============          ============

CASH, at beginning of period
                                             2,953,740             6,499,390
                                           ------------          ------------
CASH, at end of period                    $    289,828           $ 3,465,269
                                           ============          ============

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

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

NOTE 2 - CASH AND CASH EQUIVALENTS

In September 1998, in connection with a separation agreement with the former President and CEO, a bank realized on cash collateral in the amount of $1,750,000 previously pledged by the Company in support of a loan made to a company (the "LLC") owned and controlled by the Company's former President and CEO. As part of the LLC loan transaction, the Company collateralized the loan on behalf of the LLC and the 410,961 shares of PMCI common stock owned by the LLC were pledged to the Company. These shares were surrendered to the Company under the terms of the LLC's pledge to the Company and were returned to treasury. The Company had also loaned the LLC amounts sufficient to pay interest on the loan so long as the amount of loans made and bank collateral provided did not exceed $2,000,000. As a part of the separation agreement, the Company also forgave the loans made to the LLC to pay interest amounting to approximately $224,000.

NOTE 3 - RECEIVABLES

Investment management fees have been reduced by $350,000 to reflect amounts believed to be uncollectable.

NOTE 4 - SOFTWARE AND PRODUCT DEVELOPMENT & GOODWILL

During third quarter 1998, the Company determined that certain of its long lived assets should be adjusted to reflect impairment of their value. Accordingly, the Company reviewed its valuation of goodwill related to the acquisition of PMCIS. The Company recorded a write-down of $5,780,000 in goodwill principally as a result of a material decline in assets under management acquired in the PMCIS transaction. In addition, capitalized development costs were written down by $441,000.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5 - LONG TERM RECEIVABLE

A long term note receivable acquired in 1993 related to a reverse acquisition transaction involving the Company was paid in full.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Severance and other related termination expenses were recorded totaling $953,000, primarily related to the resignation of the former President and CEO. Accrued expenses also includes the second earn out payment to the former shareholders of PMCIS of approximately $2,000,000, including interest.

NOTE 7 - NOTES PAYABLE

     On July 7, 1998, in connection with the execution of the Letter of Intent (see Item 2, Management's Discussion and Analysis, Overview), Dundee Bancorp Inc. ("Dundee") provided a loan to the Company of $1.5 million for working capital purposes. The loan is secured by the assets of the Company and by a pledge of the stock of each of the Company's subsidiaries and is guaranteed by PMC, PMCIS, and PTS. The loan, which accrues interest at 12%, was due on November 30, 1998, unless extended by mutual agreement. Also included is a loan from a bank with an original principal amount of $600,000 which was collateralized by accounts receivable and of which $36,725 was paid on June 24, 1998. Principal payments are due as follows: $363,725 on January 1, 1999, and $200,000 on April 1, 1999. Interest on the note at the rate of 11% per annum is due and payable monthly. In a transaction occurring subsequent to the close of the third quarter, the indebtedness to Dundee was paid in full. See Note 8.

NOTE 8 - SUBSEQUENT EVENTS

On October 15, 1998, the Company obtained a loan from The Ziegler Companies, Inc., ("Ziegler") in the principal amount of $500,000. The note is due and payable on December 31, 1998, and interest accrues thereon at prime rate (currently 8%). The principal balance of the note is convertible into shares of the Company's Series A Preferred Stock at the rate of $2.50 per share. The Company also granted to Ziegler an option to purchase an additional 111,818 shares of preferred stock at $2.50 per share through December 31, 1999.

In October 1998, in connection with the proposed transactions with Ziegler, the Company entered into warrant purchase agreements with certain of its officers, directors and affiliates of its directors, pursuant to which such officers, directors and affiliates of its directors have sold to the Company certain outstanding warrants to purchase common shares of stock of the Company at a purchase price of $0.05 per warrant share. The aggregate number of Common Stock underlying the purchased warrants is 150,001. The current exercise price per warrant share ranged from $4.00 to $8.50.

On November 3, 1998, the Company entered into a Merger Agreement with Ziegler, whereby Ziegler would conduct a tender offer for the Company's outstanding shares of common and preferred stock and thereafter seek to have the Company become a wholly-owned subsidiary through a merger of a subsidiary of Ziegler with and into the Company. In connection with the signing of the Merger Agreement, the Company and Ziegler entered into a Credit Agreement whereby the Company was loaned $3.5 million. The note is due and payable on March 31, 1999 and interest accrues therein at prime rate (currently 8%). The note is convertible into shares of the Company's common stock at the rate of $.60 per share. Ziegler also received an option to purchase an additional 4.5 million shares of common stock at $.60 per share through the later of March 31, 1999 or 15 days after all loans due Ziegler are paid in full. A portion of the proceeds of the $3.5 million loan was used to repay in full the note due to Dundee. The loans are secured by the assets of the Company, will be secured by a pledge of the stock of each of the Company's subsidiaries and are guaranteed by PMC, PMCIS, and PTS.

On November 3, 1998, the Company entered into a First Amendment to Stock Purchase Agreement with the former shareholders of PMCIS (formerly ADAM Investment Services, Inc.). Under the amendment, the payment of the Initial Purchase Price Adjustment which had been due in full on November 6, 1998, in the amount of approximately $2,000,000, was restructured as follows. The principal amount of $1,822,311 accrues interest at the rate of 8.5% through November 6, 1998, and thereafter at the rate of 12%. The Company paid $500,000 by November 6, 1998; is to pay $500,000 on the earlier of January 6, 1999, or one business day after the completion of Ziegler's tender offer; and the balance of principal and interest is to be paid the earlier of March 31, 1999, or the completion of the merger with the subsidiary of Ziegler. A portion of the proceeds from the $3.5 million loan was used to make the November 6th payment to the former PMCIS shareholders.

Also on November 3, 1998, the Company entered into a new employment agreement with its President, Scott A. MacKillop, and his prior employment agreement and change in control severance agreement were terminated. The new employment agreement provides for a minimum salary of $240,000 that the Company may augment with performance-based increases as established in the Company's discretion, and participation in the Company's other benefit plans. In addition, it provides that if payment in full of the Initial Purchase Price Adjustment under the PMCIS Stock Purchase Agreement is not paid in accordance with the agreement, as amended, then the Company will pay Mr. MacKillop $250,000 on the earlier of April 2, 1999, or two business days after the consummation of the Merger.

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

Overview

     In order to bring financial stability to the Company, the Board of Directors and management put significant effort into finding a strategic investor, purchaser or merger candidate for the Company. As a result of those efforts, the Company entered into a Merger Agreement, Credit Agreement and related documents with The Ziegler Companies, Inc. ("Ziegler") on November 3, 1998, pursuant to which PMC International, Inc. would become a wholly owned subsidiary of Ziegler. Based upon the Company's operating history, financial condition, and prospects, as well as the factors described below, in the business judgment of the Board of Directors, the transactions with Ziegler are in the best interests of the shareholders, clients and vendors of the Company.

The Company provides investment management and consulting services to financial advisers which enable advisers to offer their clients a wide range of institutional quality investment programs. Through these programs, the Company offers financial advisers access to separately managed accounts, managed mutual fund portfolios, and other back-office and consulting services. These services are tailored for use by fee-based financial advisers who charge their clients based on a percentage of assets under management.

The number of fee-based advisers has grown rapidly in recent years and the demand for services like those offered by the Company has also grown. The Company has benefited from this growth, increasing both its assets under management and its revenues significantly in recent years. As the market for the Company's services grew, competition within this segment of the financial services industry also increased.

To address the opportunities in this market, the Company pursued a strategy designed to expand its services to financial advisers, increase assets under management, and improve operating efficiency. That strategy included the following actions. First, the Company invested significantly in the development of its own proprietary portfolio accounting system. Second, it expended significant resources developing a mutual fund investment program that featured sophisticated software designed to help advisers market the program to clients. Third, the Company pursued and obtained a number of institutional relationships that were aggressively priced and called for a high degree of customization and software development. Finally, in September 1997, it acquired PMCIS

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS. (cont'd)

(formerly, ADAM Investment Services, Inc.), a provider of mutual fund portfolio management services, for a price of up to $9 million.

The Company encountered difficulties in implementing the strategy described above. The Company's efforts to develop a proprietary portfolio accounting system were only partially successful and failed to produce many of the intended benefits. This failure resulted in the loss of at least one major institutional relationship, and caused significant disruption to the Company's operations. The Company's efforts to develop its own mutual fund program were costly and did not generate the interest among financial advisers or produce the revenues anticipated by the Company. Many of the Company's large institutional relationships proved unprofitable and diverted resources from the Company's core business. All of these difficulties slowed the Company's efforts to integrate the PMCIS business with the Company's operations to such a degree that the Company failed to realize many of the expected benefits of that acquisition.

Because of those difficulties, in March 1998, the Board retained Putnam, Lovell, de Guardiola and Thornton, Inc. ("Putnam Lovell"), to advise the Company with respect to a possible sale of the Company or identification of a strategic investor. The Board and the Company's management offered the names of a number of possible purchasers and investors and Putnam Lovell generated its own list.

Through this process the Company received two formal offers. The Board considered both offers, taking into account the Company's financial condition and strategic objectives. Based on its review of both offers, the Board determined to hold negotiations with Dundee Bancorp Inc. ("Dundee") and on July 7, 1998, entered into a Letter of Intent with Dundee whereby Dundee would make an equity investment of $24 million in the Company. Dundee also provided a $1.5 million bridge loan to the Company.

On August 10, 1998, the Letter of Intent was terminated based on Dundee's stated belief that the Company would not provide the strategic business advantages that Dundee had originally hoped to achieve through its investment in the Company. Following termination of the Dundee Letter of Intent, the Company immediately began an effort to identify a new investor or purchaser for the Company. Members of the Board and the Company's management, and representatives of Putnam Lovell contacted companies that had previously expressed an interest in the Company, as well as companies not previously contacted. The Company's management met in person with a number of companies to discuss a possible investment and the Board spoke by telephone with three of them. Seven companies submitted investment proposals for consideration by the Company, two of which were subsequently withdrawn.

On August 24, 1998, the Company entered into a Separation Agreement with Kenneth S. Phillips, the Company's founder, CEO and President, and the Board accepted his resignation. Effective that date, the Board appointed C.R. "Sonny" Tucker as the Company's acting CEO and Scott A. MacKillop as the Company's President. Mr. Tucker had been serving as a consultant to the Company on certain organizational and operational issues. Mr. MacKillop had served as the

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
         CONDITION  AND  RESULTS  OF  OPERATIONS. (cont'd)

Company's Chief Operating Officer, President of its PMCIS subsidiary, and a member of the Board. Effective that date, the Company's entered into a consulting agreement with Mr. Tucker for his engagement as the Company's Interim CEO. The agreement provides that Mr. Tucker will be indemnified for all acts taken as an officer of and consultant to the Company to the same extent as the Company's other officers and directors (consistent with the Company's Articles of Incorporation). Under Mr. Tucker's agreement, he is to be paid $28,350 per month, and may be paid a bonus from time to time at the sole discretion of the Company's Board of Directors. The initial term of Mr. Tucker's Consulting Agreement was two months commencing August 24, 1998 with the term to be extended for successive one-month periods unless either party gives timely written notice to the contrary to the other party.

The Company also entered into a Confidentiality/Nonsolicitation Agreement effective as of August 24, 1998 with Mr. Tucker, which provides that Mr. Tucker will not disclose or use for any purpose unrelated to his service to the Company any confidential information during the course of such service. The agreement also provides that, without the Company's prior written consent, during the term of the agreement and for 12 months thereafter Mr. Tucker will not (i) solicit or attempt to cause any employee, agent or contractor of the Company or any of its affiliates to terminate his or her consulting period, agency or contractor relationship, as applicable, with the Company or such affiliate, (ii) interfere or attempt to interfere with the relationship between the Company and its employees, contractors and agents, (iii) solicit similar business that the Company or any of its affiliates offers from any customer or client served by the Company, or (iv) interfere or attempt to interfere with any transaction, agreement or business relationship in which the Company or any of its affiliates was involved.

From August through September, the Board of Directors met eight times and considered and evaluated (i) the Company's financial condition and the Board's responsibilities to creditors, shareholders, and clients, (ii) the scope of the effort to seek an investor for the Company, (iii) the specific discussions that management and members of the Board were having with potential investors, (iv) the relative merits of the proposals that were received, and (v) the probability of timely completing a transaction.

On September 2, 1998, the Board retained Value Investing Partners, Inc. ("Value Investing") to advise the Company on issues relating to a potential sale, solicit potential strategic investors, manage the process of receiving, qualifying and accepting offers, and to render an opinion as to the fairness of the consideration to be paid by any strategic investor in the Company. On September 25, 1998, after thorough review of the Company's situation and options, the Board authorized the Company's management to execute a Letter of Intent with Ziegler.

On October 15, 1998, the Company entered into a revised letter of intent with Ziegler under the following terms: Ziegler to make a cash tender offer to existing shareholders at $0.60 per share of Common Stock and $2.50 per share of Preferred Stock followed by a cash merger (the "Merger"); Ziegler to make available a $3,500,000 credit facility convertible into Common Stock at $0.60 per share and Ziegler to receive an option to purchase 4,500,000 shares of Common Stock at $0.60 per share; Ziegler to loan the Company an additional $500,000 immediately under a note convertible into Preferred Stock at $2.50 per

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
         CONDITION  AND  RESULTS  OF  OPERATIONS. (cont'd)

share; and Ziegler to receive an option to purchase 111,818 shares of Preferred Stock at $2.50 share.

On October 15, 1998, upon agreement by the parties to revised terms reflected in the revised Letter of Intent, Ziegler loaned the Company $500,000 pursuant to a promissory note (the "First Note"). The First Note is repayable by December 31, 1998, bears interest at a variable rate equal to the prime rate as published in the Wall Street Journal (Midwest Edition), and the principal balance is convertible into Preferred Shares at the rate of $2.50 per share upon election by Ziegler. The Company and Ziegler also entered into a preferred stock option agreement, pursuant to which the Company granted Ziegler the option to purchase 111,818 Preferred Shares at a price of $2.50 per share. These Preferred Shares, together with those that may be acquired upon conversion of the First Note, would equal upon exercise and conversion an aggregate of 311,818 Preferred Shares, or approximately 69% of the then outstanding Preferred Shares. This would be an amount sufficient to approve on behalf of the holders of the Preferred Shares any amendment to the provisions of the Company's Articles of Incorporation applicable to the Preferred Shares and sufficient to approve the Merger on behalf of the holders of the Preferred Shares. The $2.50 per share conversion price under the First Note, and exercise price under the Preferred Stock Option Agreement, is equal to the liquidation preference of the Preferred Stock.

On October 26, 1998, Value Investing issued its opinion that, as of such date, the consideration to be received by the Company's shareholders pursuant to Ziegler's tender offer and the Merger is fair to the shareholders from a financial point of view. The Board met on October 26, 1998, and after due consideration, the Board unanimously approved the tender offer, the Merger and the other transactions with Ziegler.

On October 28, 1998, the Board met again to consider the Company's financial condition and to evaluate the status of and proposed changes to the transactions with Ziegler, including the proposed termination of Mr. MacKillop's employment agreement and change in control severance agreement and the execution of a new employment agreement between Mr. MacKillop and the Company. The Board considered the Company's circumstances, the impact of the changes on timeliness and likelihood of completing the transactions, and the benefits to creditors, shareholders and clients. The Board authorized going forward with the transactions. The Board also considered and approved, without Mr. MacKillop's participation, the termination and execution of the agreements with Mr. MacKillop.

Also in October 1998, the Company's directors and executive officers who own Common Shares, certain of the Company's employees and affiliates and affiliates of certain directors entered into shareholder tender agreements pursuant to which they have agreed to tender their Common Shares in the tender offer. The number of shares subject to tender agreements is 262,277 or approximately 5.9% of the Common Shares outstanding.

On November 3, 1998, the Merger Agreement and Credit Agreement between the Company and Ziegler were finalized and signed and the Company and Ziegler issued a joint press release publicly announcing the transaction. Under the Credit Agreement, Ziegler loaned the Company $3.5 million pursuant to a promissory note (the "Second Note"). The Second Note is repayable March 31, 1999,

                   PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont'd)

bears interest at the same rate as the First Note, and is convertible into Common Shares at the rate of $.60 per share upon election by Ziegler. The Company and Ziegler also entered into a common stock option agreement pursuant to which the Company granted Ziegler the option to purchase 4.5 million Common Shares at a price of $.60 per share. These Common Shares together with those that may be acquired upon conversion of the Second Note would equal upon exercise and conversion an aggregate of 10,333,333 or approximately 70% of the then outstanding Common Shares. This would be an amount sufficient to approve on behalf of the holders of Common Shares any amendment to the provisions of the Company's Articles of Incorporation applicable to Common Shares and sufficient to approve the Merger on behalf of the holders of Common Shares.

In connection with the execution of the Merger Agreement, the Company entered into a new one year employment agreement with Mr. MacKillop. This agreement provides for a one-year term and a minimum salary of $240,000 that the Company may augment with performance-based increases as established in the Company's discretion, and participation in the Company's other benefit plans. In addition, the new employment agreement provides that if payment in full of the Initial Purchase Price Adjustment under the PMCIS Stock Purchase Agreement is not paid in accordance with the Agreement, as amended, then the Company will pay Mr. MacKillop $250,000 on the earlier of April 2, 1999, or two business days after the consummation of the Merger. Upon the effectiveness of this agreement, Mr. MacKillop's existing employment agreement and change in control severance agreement terminated. Also on that date, the Company executed the First Amendment to Stock Purchase Agreement modifying the terms of payment of the Initial Purchase Price Adjustment payable to the former PMCIS shareholders. Such payment was due in full on November 6, 1998 and under the modified terms is payable as follows: $500,000 payable November 6, 1998; $500,000 due the earlier of January 6, 1999 or one business day after consummation of the Offer; and the balance (including interest accruing at 8.5% until November 6, 1998 and 12% thereafter) due at the earlier of the effective time of the Merger or March 31, 1999. If the Company fails to make any of the foregoing payments and does not cure such nonpayment within 5 business days after receiving notice thereof, such nonpayment will constitute a default under the First Amendment to Stock Purchase Agreement, such First Amendment will become null and void, and the rights of the former PMCIS shareholders under the PMCIS Stock Purchase Agreement may be enforced to the full extent permitted thereunder.

On November 9, 1998, ZACQ Corp., a wholly owned subsidiary of Ziegler, commenced its tender offer for the Company's outstanding Common and Preferred Shares.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (cont'd)


Results of Operations

The Quarter in Review

During the third quarter of 1998, the Company recorded poor operating results primarily from 1) recurring losses from ongoing operating activities 2) restructuring charges in connection with the Company's corporate restructuring and 3) write down of goodwill. The net loss for the third quarter was $8,956,509. The loss included one time charges such as:

Write down of goodwill/capitalized costs                 $5,900,000
Severance/employee separation costs                       1,000,000
Write down of receivables                                   350,000
Termination of Atlanta lease                                100,000
                                                        ------------
                                                        $ 7,350,000

     The charges and write-offs are part of the Company's overall corporate restructuring. The Company has reorganized its executive management, including the departure of its President and Chief Executive Officer, Kenneth S. Phillips, is refocusing its efforts on its core business, has implemented cost control measures, has reduced head count and has entered into merger and loan agreements with Ziegler in order to create a new strategic alliance. The Company believes that these measures, taken in concert, will stabilize the Company's financial condition, provide the opportunity for the Company to be successful, and are in the best interests of the Company's shareholders, clients, and vendors.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997 Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Revenues
Total revenue was $5,200,000 for the quarter ended September 30, 1998, compared to $3,200,000 for the corresponding period in 1997, an increase of 49%. Total revenue was $16,000,000 for the nine months ended September 30, 1998, compared to $9,000,000 for the corresponding period in 1997, an increase of 72%. The increases were attributable primarily to the PMCIS acquisition in September 1997 and the related increases in gross revenues for the period. In addition, revenues in PMC's core wrap business increased during the periods, though offset in part by a reduction in revenues from the loss of an institutional customer.

Investment  Management  and Other Fees,  Including  Manager,  Adviser,  and
Custody Fees
Investment management and other fees, including manager, adviser, and custody fees, were $3,100,000 for the quarter ended September 30, 1998, compared to $1,700,000 for the corresponding period in 1997, an increase of 82%. Investment management and other fees were $9,700,000 for the nine months ended September 30, 1998, compared to $4,400,000 for the corresponding period in 1997, an increase of 120%. These increases were principally attributable to the PMCIS acquisition. Also, direct expenses increased in proportion to revenues in the PMC core wrap fee business.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
         CONDITION  AND  RESULTS  OF  OPERATIONS. (cont'd)


Net Revenue after Investment Manager and Other Fees
Net revenue after investment manager and other fees was $2,000,000 for the quarter ended September 30, 1998, compared to $1,500,000 for the corresponding period in 1997, an increase of 34%. Net revenue after investment manager and other fees was $6,300,000 for the nine months ended September 30, 1998, compared to $4,600,000 for the corresponding period in 1997, an increase of 37%. The increase was primarily attributable to the PMCIS acquisition. Institutional clients do not have associated direct expenses, therefore, gross margin may not be comparable from period to period because of the mix of business between institutional, mutual fund wrap and the core separate account wrap fee lines of business.

Operating Expenses
     Operating expenses were approximately $11,000,000 for the quarter ended September 30, 1998, compared to $2,300,000 for the corresponding quarter in 1997, an increase of 380%. Operating expenses were $18,000,000 for the nine months ended September 30, 1998, compared to $6,700,000 for the corresponding period in 1997, an increase of 169%. The increase in operating expenses are related to increases in salaries and benefits as a result of 1) severance payments, 2) the PMCIS acquisition, and 3) the increase in business related to the E&Y relationship. Severance payments were recognized primarily as a result of the resignation of the former President and CEO. Eighteen people were added to payroll in conjunction with the PMCIS acquisition in 1997. Four people have been added in 1998 to support the E&Y program. Although the Company has reduced staffing in connection with its corporate restructuring, decreased expense resulting from those reductions will not be evident until the fourth quarter of 1998 and the first quarter of 1999. General & administrative and occupancy and equipment expenses increased as a result of the PMCIS acquisition and overlapping costs of maintaining duplicate facilities. Professional fees increased as a result of 1) increased fees from the merged two companies, 2) expenses associated with the Company's capital raising efforts, and 3) a consulting contract with a former PMCIS employee. Amortization of goodwill was the single largest component of operating expenses, representing $5,871,245 for the quarter and $6,143,642 for the nine months ended September 30, 1998. The substantial increase over the prior period is as a result of 1) an adjustment in the third quarter to reflect the impairment of the PMCIS goodwill, 2) amortization of goodwill related to the PMCIS acquisition, and 3) write off of capitalized product development costs. The PMCIS goodwill was written down as a result of significant attrition of PMCIS assets under management since the acquisition date.

Income Taxes
The Company's effective tax rate for 1997 is 0 (zero).

Net Loss
The Company recorded a net loss of $9,000,000 for the quarter ended September 30, 1998, as compared to $800,000 for the same period in 1997, an increase of 1025%. The net loss was $11,700,000 for the nine months ended September 30, 1998, as compared to $2,100,000 for the corresponding period in 1997, an increase of 457%.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
         CONDITION  AND  RESULTS  OF  OPERATIONS. (cont'd)

The increase in loss for the nine month period ended September 30, 1998, is primarily related to the Company's corporate restructuring and increased headcount to meet its obligations to clients, as follows:

1.  PMCIS goodwill amortization, including write-down        $6,100,000
2.  Increase in salaries and benefits                        $1,800,000
3.  Severance payments/employment agency fees                $1,000,000
4.  Increase in amortization/depreciation, included in G&A     $700,000
                                                            -----------
                                                             $9,600,000

Continuing losses from operations have resulted in significant strain on the Company's cash balances. However, the Company is continuing its efforts to reduce expenses in all areas of the Company and continues to focus efforts on its core business in order to grow assets under management and administration. The Company's relationship with its largest institutional client is progressing and the Company is addressing unprofitable relationships. Management believes that these efforts along with a capital infusion should allow the Company to continue operations until it becomes cash flow positive, which is anticipated to occur by the second quarter 1999. There is no assurance that the Company's restructuring will be successful. If the Company is not able to successfully restructure, the business and financial condition of the Company will be materially adversely affected. As discussed below, management believes that the Company's proposed strategic alliance with Ziegler will provide economic stability allowing the Company to reach a positive cash flow position in fiscal 1999.

At September 30, 1998, the Company had cash of $290,000, including restricted cash of $100,000.

Liquidity and Capital Resources
Cash used in operating activities was $2,500,000 for the nine months ended September 30, 1998. This was due primarily to the net loss from operations.

Cash used in investing activities was $1,900,000 for the nine months ended September 30, 1998. Cash used in investing activities was primarily the result of the write off of cash collateral pledged to secure the KP3, LLC, loan and the write off of the related loan from the Company to KP3, LLC to pay interest on the KP3, LLC loan.
0
Cash provided by financing activities of $1,800,000 was primarily related to the borrowings for working capital from Dundee and from a local bank.

The Company anticipates that it will continue to experience operating losses until such time as it can realize the benefits of the cost restructuring and growth in assets under management and administration.

In connection with the Company's entering into a Merger Agreement to create a new strategic alliance with Ziegler, the Company received loans totaling $4 million in October and November 1998. In addition, the Company restructured the terms of payment of the Initial Purchase Price Adjustment payment due to the former shareholders of PMCIS. The Company is using the loan proceeds to pay aged liabilities, repay the note to Dundee,

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
         CONDITION  AND  RESULTS  OF  OPERATIONS. (cont'd)

make the first installment payment to the former PMCIS shareholders, and for other working capital purposes. Management believes that the cash infusion coupled with the Company's restructuring efforts and proposed merger will position the Company to be successful in 1999. There is no assurance that the merger will be consummated, and in that event, the Company will need to seek out other sources of capital to repay its borrowings and to meet its cash requirements until it becomes cash flow positive. There is no assurance that such other sources of capital would be available to the Company to meet its needs and in that circumstance, the business and financial condition of the Company will be materially adversely affected.

Year 2000
Many existing computer programs use only two digits to identify a specific year and therefore may not accurately recognize the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. Due to the Company's dependence on computer technology to operate its business, and the dependence of the financial services industry on computer technology, the nature and impact of Year 2000 processing failures on the Company's business could be material. The Company is currently modifying its computer systems and working with its third party vendors in order to enable its systems and dependent systems to process data and transactions incorporating year 2000 dates without material errors or interruptions.

     The Company has undertaken initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including portfolio accounting, financial accounting, data processing, network systems, trading and telephone systems, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, heating and air conditioning facilities, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company found that certain of the computer equipment and software in use required replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in December 1997, will be completed by July 15, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of September 30, 1998, it had completed approximately 35% of the initiatives that it believes will be necessary to address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 65% of the initiatives are in process and expected to be completed on or about July 15, 1999.

     The Company has also contacted its significant vendors and service providers and has communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. The Company will continue to follow-up with significant vendors and service providers to obtain assurances that they expect to have addressed all their material Year 2000 issues on a timely basis.

     The Company currently expects that costs to comply will be born substantially by outside entities, and the Company anticipates that its costs to achieve Year 2000 compliance will not exceed $250,000 over the next 15 months. These costs exclude the time that may be spent by management and administrative staff in guiding and assisting the information technology effort described above or for bringing internal systems into Year 2000 compliance. However, if all Year 2000 issues are not properly identified, there can be no assurance that the Year 2000 issues will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

     The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan is being developed but is not yet completed, for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

     The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the different products and services, and combinations thereof, purchased and sold by the Company may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

In June 1997, the Portfolio Management Consultants, Inc., ("PMC") received a letter from an attorney representing a former employee which threatened litigation relating to a dispute over such former employee's remuneration by the Company unless the Company agreed to settle with him by a specified date. The Company responded to the letter and stated its position that no amounts are owed. By correspondence from The National Association of Security Dealers ("NASD") dated December 19, 1997, PMC was notified that the matter was submitted by the employee to the NASD for arbitration. The employee is seeking damages for lost earnings from his prior employer, lost commissions from PMC and other damages, totaling $1,190,000. PMC has responded to the NASD Arbitration demand by denying that the NASD has jurisdiction over the matter and seeking to have the matter dismissed. On May 13, 1998, the Company filed a verified Application for Stay of Arbitration in Denver District Court, asking for an order staying arbitration due to the fact that there is no agreement for arbitration between the parties. A hearing on the Application was held on October 30, 1998 and the Court ruled in the Company's favor, staying the arbitration. The Company believes that the claims described in the NASD arbitration are without basis and, if reasserted, the Company intends to defend the matter vigorously.

In August 1998, the Company settled a dispute with its former Executive Vice President, Mr. David Andrus, concerning his entitlement to severance under his Employment Agreement.

On November 5, 1998, the Company received a letter from the Securities and Exchange Commission requesting that the Company's two investment adviser subsidiaries, PMC and PMCIS, respond to certain possible deficiencies noted in the letter. Among other matters, the letter inquired as to the financial condition of the Company and its subsidiaries and their ability to meet their contractual commitments to clients as a result of such condition. Ziegler has advised the Company that, on or after consummation of the Merger, it is prepared to devote sufficient financial resources to the Company and its subsidiaries so that they can meet their respective contractual commitments referred to above. The Company is not aware of any other material legal proceedings or investigations currently pending or threatened against the Company.

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION (cont'd)

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     10.1 Agreement and Plan of Merger, dated November 3, 1998, among The Ziegler Companies, Inc., ZACQ Corp. and the Company.*
     10.2  Employment Agreement, dated November  3, 1998, between  the
           Company and Scott A.  MacKillop.*
     10.3 First Amendment to Stock Purchase Agreement, dated as of November 3, 1998, among the Company and the former PMCIS Shareholders.*
     10.4 Consulting Agreement, effective as of August 24, 1998, between the Company and C.R. "Sonny" Tucker.*
     10.5 Confidentiality/Nonsolicitation Agreement, effective as of August 24, 1998, between the Company and C.R. "Sonny" Tucker.*
     10.6 Convertible Promissory Note, dated October 15, 1998, under which the Company promises to pay $500,000 to the order of The Ziegler Companies, Inc.*
     10.7 Credit Agreement, dated November 3, 1998, between The Ziegler Companies, Inc. and the Company.*
     10.8 Stock Option Agreement, dated as of October 15, 1998, between The Ziegler Companies, Inc. and the Company with respect to Preferred Shares.*
     10.9 Stock Option Agreement, dated as of November 3, 1998, between The Ziegler Companies, Inc. and the Company with respect to Common Shares.*
     10.10 Form of Shareholder Tender Agreement between The Ziegler Companies, Inc. and certain officers, directors, employees and affiliates of directors of the Company (including list of parties executing such agreements and the applicable number of Common Shares).*
     10.11 Form of Warrant Purchase Agreement between the Company and certain warrant holders (including list of parties executing such agreements and the applicable number of warrants).*
     10.12 Guaranty, dated October 15, 1998, by PMCIS.* 10.13 Guaranty, dated October 15, 1998, by PTS.* 10.14 Guaranty, dated October 15, 1998, by PMC.*
     10.15 General Business Security Agreement, dated October 15, 1998, by the Company.*
     10.16 General Business Security Agreement, dated October 15, 1998, by PMCIS.*
     10.17 General Business Security Agreement, dated October 15, 1998, by PTS.*
     10.18 General Business Security Agreement, dated October 15, 1998, by PMC.*

* Incorporated by reference from the Company's statement on Schedule 14d-9 filed with the Commission on November 10, 1998.

B.       Reports on Form 8-K
                 None

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PMC INTERNATIONAL, INC.
                                      REGISTRANT



Date: November 16, 1998          /s/      Scott A. MacKillop
                              Scott A. MacKillop
                              President

                    PMC INTERNATIONAL, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

A.  Number                  Exhibit

    10.01 Agreement and Plan of Merger, dated November 3, 1998, among The Ziegler Companies, Inc., ZACQ Corp. and the Company.*
    10.02 Employment Agreement, dated November 3, 1998, between the Company and Scott A. MacKillop.*
    10.03 First Amendment to Stock Purchase Agreement, dated as of November 3, 1998, among the Company and the former PMCIS Shareholders.*
    10.04 Consulting Agreement, effective as of August 24, 1998, between the Company and C.R. "Sonny" Tucker.*
    10.05 Confidentiality/Nonsolicitation Agreement, effective as of August 24, 1998, between the Company and C.R. "Sonny" Tucker.*
    10.06 Convertible Promissory Note, dated October 15, 1998, under which the Company promises to pay $500,000 to the order of The Ziegler Companies, Inc.*
    10.07 Credit Agreement, dated November 3, 1998, between The Ziegler Companies, Inc. and the Company.*
    10.08 Stock Option Agreement, dated as of October 15, 1998, between The Ziegler Companies, Inc. and the Company with respect to Preferred Shares.*
    10.09 Stock Option Agreement, dated as of November 3, 1998, between The Ziegler Companies, Inc. and the Company with respect to Common Shares.*
    10.10 Form of Shareholder Tender Agreement between The Ziegler Companies, Inc. and certain officers, directors, employees and affiliates of directors of the Company (including list of parties executing such agreements and the applicable number of Common Shares).*
    10.11 Form of Warrant Purchase Agreement between the Company and certain warrant holders (including list of parties executing such agreements and the applicable number of warrants).*
    10.12  Guaranty, dated October 15, 1998, by PMCIS.*
    10.13  Guaranty, dated October 15, 1998, by PTS.*
    10.14  Guaranty, dated October 15, 1998, by PMC.*
    10.15 General Business Security Agreement, dated October 15, 1998, by the Company.*
    10.16 General Business Security Agreement, dated October 15, 1998, by PMCIS.*
    10.17 General Business Security Agreement, dated October 15, 1998, by PTS.*
    10.18 General Business Security Agreement, dated October 15, 1998, by PMC.*

* Incorporated by reference from the Company's statement on Schedule 14d-9 filed with the Commission on November 10, 1998.